Form 10QSB
period 2006-06-30
LYNX ACQUISITION INC
filed 2006-09-15
CIK 1367922

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT PURSUANT SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

☐ TRANSITION REPORT PURSUANT SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 000-52088

Lynx Acquisition, Inc.
(Exact name of small business issuer as specified in its charter)

Delaware	26-0133326
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification number)

c/o Sands Brothers Venture Capital LLC
90 Park Avenue, 31st Floor
New York, New York	10016
(Address of principal executive offices)	(Zip Code)

Issuer's telephone number: (212) 953-4983

No change
(Former name, former address and former
fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐.

Check whether the issuer is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐.

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 1,500,000 shares of Common Stock, par value $ .0001 per share, outstanding as of September 15, 2006.

Transitional Small Business Disclosure Format (Check one): YES ☐ NO ☒

LYNX ACQUISITION, INC.

- INDEX -

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

LYNX ACQUISITION, INC.
A Development Stage Company
BALANCE SHEET (UNAUDITED)
As of June 30, 2006

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$25,000

TOTAL ASSETS	$25,000

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$8,319
8,319

LONG TERM LIABILITIES:
Loans from stockholders	12,500

TOTAL LIABILITIES	20,819

STOCKHOLDERS’ EQUITY:
Preferred stock, $.0001 par value; 10,000,000 shares authorized; none issued and outstanding	-
Common stock, $.0001 par value; 75,000,000 shares authorized; 1,500,000 shares issued and outstanding	150
Additional paid-in capital	24,850
Deficit accumulated during the development stage	(20,819)

TOTAL STOCKHOLDERS’ EQUITY	4,181

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITYY	$25,000

See accompanying notes to unaudited financial statements

LYNX ACQUISITION, INC.
A Development Stage Company
STATEMENTS OF OPERATIONS

	For the Cumulative Period from Inception (January 3, 2006) to June 30, 2006	For the Three Months Ended June 30, 2006
	(unaudited)	(unaudited)

REVENUE	$-	$-

General and administrative expenses	20,569	8,069

LOSS BEFORE OTHER EXPENSES	(20,569)	(8,069)

OTHER EXPENSES:
Interest expense	250	125

NET (LOSS)	$(20,819)	$(8,194)

BASIC AND DILUTED NET LOSS PER SHARE	$(.01)	$(.01)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	1,500,000	1,500,000

See accompanying notes to unaudited financial statements

LYNX ACQUISITION, INC.
A Development Stage Company
STATEMENT OF STOCKHOLDERS’ EQUITY
For the period January 3, 2006 (inception) through June 30, 2006
(UNAUDITED)

						(Deficit)
						Accumulated
					Additional	During the
	Preferred Stock		Common Stock		Paid-in	Development	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Stage	Equity

BALANCE AT INCEPTION	-	$-	-	$-	$-	$-	$-
Issuance of common stock	-	-	1,500,000	150	24,850	-	25,000
Net (loss)	-	-	-	-	-	(20,819)	(20,819)
BALANCE AT JUNE 30, 2006	-	$-	1,500,000	$150	$24,850	$(20,819)	$4,181

See accompanying notes to unaudited financial statements

LYNX ACQUISITION, INC.
A Development Stage Company
STATEMENT OF CASH FLOWS
For the Cumulative Period January 3, 2006 (inception) through June 30, 2006
(unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(20,819)
Adjustments to reconcile net (loss) to net cash used in operating activities:
Changes in operating liabilities:
Increase in accounts payable and accrued expenses	8,319
Net cash used in operating activities	(12,500)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	25,000
Proceeds from stockholder loans	12,500
Net cash provided by financing activities	37,500

NET INCREASE IN CASH AND CASH EQUIVALENTS	25,000

Cash and cash equivalents at beginning of period	-

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$25,000

See accompanying notes to unaudited financial statements

LYNX ACQUISITION, INC.
A Development Stage Company
NOTES TO UNAUDITED FINANCIAL STATEMENTS
June 30, 2006

NOTE 1 -  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

(a)	Organization and Business:

Lynx Acquisition, Inc. (the Company) was incorporated in the state of Delaware on January 3, 2006 for the purpose of raising capital that is intended to be used in connection with its business plans which may include a possible merger, acquisition or other business combination with an operating business.

The Company is currently in the development stage. All activities of the Company to date relate to its organization, initial funding and share issuances.

(b)	Basis of Presentation:

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. At the balance sheet date, the Company has a stockholders’ deficiency and a deficit accumulated during the development stage. Management plans to issue more shares of common stock in order to raise money and to continue to borrow from the Company’s existing stockholders until a business combination is effective.

(c)	Use of Estimates:

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the balance sheet and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

(d)	Cash and Cash Equivalents:

For purposes of the statement of cash flows, the Company considers highly liquid financial instruments purchased with a maturity of three months or less to be cash equivalents.

(e)	Income Taxes:

The Company utilizes the liability method of accounting for income taxes. Under the liability method deferred tax assets and liabilities are determined based on the differences between financial reporting basis and the tax basis of the assets and liabilities and are measured using enacted tax rates and laws that will be in effect, when the differences are expected to reverse. An allowance against deferred tax assets is recognized, when it is more likely than not, that such tax benefits will not be realized.

The Company has approximately $3,100 in gross deferred tax assets at June 30, 2006 resulting from deferred start up costs. A valuation allowance has been recorded to fully offset these deferred tax assets as the future realization of the related income tax benefits is uncertain.

LYNX ACQUISITION, INC.
A Development Stage Company
NOTES TO UNAUDITED FINANCIAL STATEMENTS
June 30, 2006

NOTE 1 -  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued):

(f)	Loss per Common Share:

Basic loss per share is calculated using the weighted-average number of common shares outstanding during each reporting period. Diluted loss per share includes potentially dilutive securities such as outstanding options and warrants, using various methods such as the treasury stock or modified treasury stock method in the determination of dilutive shares outstanding during each reporting period. The Company does not have any potentially dilutive instruments.

(g)	Fair Value of Financial Instruments:

The carrying value of cash equivalents and accrued expenses approximates fair value due to the short period of time to maturity. The stockholder loans approximate fair value based on market rates available to the Company for financing with similar terms.

NOTE 2 -  LOANS FROM STOCKHOLDERS:

On January 3, 2006, the Company entered into a loan agreement with one of its controlling stockholders in the amount of $6,250. This loan accrues interest at a rate of 4.00% per annum until a merger is completed. This loan shall be repaid in full upon the completion of the merger, and if not, this loan will mature on December 31, 2010.

On January 3, 2006, the Company entered into a loan agreement with another of its stockholders in the amount of $3,125. This loan accrues interest at a rate of 4.00% per annum until a merger is completed. This loan shall be repaid in full upon the completion of the merger, and if not, this loan will mature on December 31, 2010.

On January 3, 2006, the Company entered into two separate loan agreements with two of its other stockholders in the amount of $1,562 each. These loans accrue interest at a rate of 4.00% per annum until a merger is completed. These loans shall be repaid in full upon the completion of the merger, and if not, these loans will mature on December 31, 2010.

LYNX ACQUISITION, INC.
A Development Stage Company
NOTES TO UNAUDITED FINANCIAL STATEMENTS
June 30, 2006

NOTE 3 -  CAPITAL STOCK:

The total number of shares of capital stock which the Company shall have authority to issue is eighty five million (85,000,000). These shares shall be divided into two classes with 75,000,000 shares designated as common stock at $.0001 par value (the “Common Stock”) and 10,000,000 shares designated as preferred stock at $.0001 par value (the “Preferred Stock”). The Preferred stock of the Company shall be issued by the Board of Directors of the Company in one or more classes or one or more series within any class and such classes or series shall have such voting powers, full or limited, or no voting powers, and such designations, preferences, limitations or restrictions as the Board of Directors of the Company may determine, from time to time.

Holders of shares of Common stock shall be entitled to cast one vote for each share held at all stockholders' meetings for all purposes, including the election of directors. The Common Stock does not have cumulative voting rights.

On January 3, 2006, the Company issued 1,500,000 shares of common stock at a purchase price of $0.01667 per share, for an aggregate purchase price of $25,000, which were paid for on May 3, 2006.

NOTE 4 -  BASIS OF PRESENTATION FOR INTERIM FINANCIAL STATEMENTS:

The accompanying Interim Financial Statements of the Company as of June 30, 2006 and for the three months then ended and for the period from January 3, 2006 (inception) through June 30, 2006 have been prepared in accordance with accounting principles generally accepted for interim financial statement presentation and in accordance with the instructions to Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statement presentation. In the opinion of management, a1l adjustments for a fair statement of the results of operations and financial position for the interim period presented have been included. All such adjustments are of a normal recurring nature. This financial information should be read in conjunction with the Financial Statements and notes thereto included in the Company’s Form 10-SB for the period January 3, 2006 (inception) through March 31, 2006. There have been no changes in significant accounting policies since March 31, 2006.

Item 2. Management’s Discussion and Analysis or Plan of Operation.

Plan of Operation. The Company has not realized any revenues from operations since January 3, 2006 (inception), and its plan of operation for the next twelve months shall be to continue its efforts to locate suitable acquisition candidates. The Company can provide no assurance that it can continue to satisfy its cash requirements for at least the next twelve months.

Results of Operations. The Company has not conducted any active operations since inception, except for its efforts to locate suitable acquisition candidates. No revenue has been generated by the Company from January 3, 2006 (inception) to June 30, 2006. It is unlikely the Company will have any revenues unless it is able to effect an acquisition, or merger with an operating company, of which there can be no assurance.

Item 3. Controls and Procedures.

Evaluation of disclosure controls and procedures.

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules, regulations and related forms, and that such information is accumulated and communicated to our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

As of June 30, 2006, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective.

Changes in internal controls.

There have been no changes in our internal controls or in other factors that could significantly affect these controls and procedures during the period ended June 30, 2006.

1

PART II — OTHER INFORMATION

Item 1. Legal Proceedings. To the best knowledge of the officers and directors, the Company is not a party to any legal proceeding or litigation.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds. None.

Item 3. Defaults Upon Senior Securities. None.

Item 4. Submission of Matters to a Vote of Security Holders. None.

Item 5. Other Information. None.

Item 6. Exhibits.

Index to Exhibits

Exhibit	Description

*3.1	Certificate of Incorporation

*3.2	By-laws

31.1
Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2006.

32.1	Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

*	Filed as an exhibit to the Company's registration statement on Form 10-SB, as filed with the Securities and Exchange Commission on June 9, 2006, and incorporated herein by this reference.

2

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused the Report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: September 15, 2006	LYNX ACQUISITION, INC.

	By:	/s/ Scott Baily
Name: Scott Baily
Title: President

3