Form 10QSB
period 2006-09-30
LYNX ACQUISITION INC
filed 2006-11-17
CIK 1367922

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT PURSUANT SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

☐ TRANSITION REPORT PURSUANT SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 000-52088

Lynx Acquisition, Inc.
(Exact name of small business issuer as specified in its charter)

Delaware	26-0133326
(State or other jurisdiction of	(I.R.S. employer
incorporation or organization)	identification number)

c/o Sands Brothers Venture Capital LLC
90 Park Avenue, 31st Floor
New York, New York	10016
(Address of principal executive offices)	(Zip Code)

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 1,500,000 shares of Common Stock, par value $.0001 per share, outstanding as of November 16, 2006.

Transitional Small Business Disclosure Format (Check one): YES ☐     NO ☒

LYNX ACQUISITION, INC.

- INDEX -

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

LYNX ACQUISITION, INC.
A Development Stage Company
BALANCE SHEET (UNAUDITED)
As of September 30, 2006

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$10,681
Prepaid assets	9,375
TOTAL CURRENT ASSETS	20,056

TOTAL ASSETS	$20,056

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$5,785
5,785

LONG TERM LIABILITIES:
Loans from stockholders	18,750

TOTAL LIABILITIES	24,535

STOCKHOLDERS’ DEFICIENCY:
Preferred stock, $.0001 par value; 10,000,000 shares authorized; none issued and outstanding	-
Common stock, $.0001 par value; 75,000,000 shares authorized; 1,500,000 shares issued and outstanding	150
Additional paid-in capital	24,850
Deficit accumulated during the development stage	(29,479)

TOTAL STOCKHOLDERS’ DEFICIENCY	(4,479

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$20,056

See accompanying notes to unaudited financial statements

LYNX ACQUISITION, INC.
A Development Stage Company
STATEMENTS OF OPERATIONS

	For the Cumulative Period from Inception (January 3, 2006) to September 30, 2006	For the Three Months Ended September 30, 2006
	(unaudited)	(unaudited)

REVENUE	$-	$-

General and administrative expenses	29,042	8,473

LOSS BEFORE OTHER EXPENSES	(29,042)	(8,473)

OTHER EXPENSES:
Interest expense	437	187

NET (LOSS)	$(29,479)	$(8,660)

BASIC AND DILUTED NET LOSS PER SHARE	$(.02)	$(.01)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	1,500,000	1,500,000

See accompanying notes to unaudited financial statements

LYNX ACQUISITION, INC.
A Development Stage Company
STATEMENT OF STOCKHOLDERS’ EQUITY
For the period January 3, 2006 (inception) through September 30, 2006
(unaudited)

					Additional Paid-in Capital	(Deficit) Accumulated During the Development Stage	Stockholders’ Deficiency

	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount
BALANCE AT INCEPTION	-	$-	-	$-	$-	$-	$-
Issuance of common stock	-	-	1,500,000	150	24,850	-	25,000
Net (loss)	-	-	-	-	-	(29,479)	(29,479)
BALANCE AT September 30, 2006	-	$-	1,500,000	$150	$24,850	$(29,479)	$(4,479)

See accompanying notes to unaudited financial statements

LYNX ACQUISITION, INC.
A Development Stage Company
STATEMENT OF CASH FLOWS
For the Cumulative Period January 3, 2006 (inception) through September 30, 2006
(unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(29,479)
Adjustments to reconcile net (loss) to net cash used in operating activities:
Changes in operating assets and liabilities:
Increase in prepaid assets	(9,375)
Increase in accounts payable and accrued expenses	5,785
Net cash used in operating activities	(33,069)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	25,000
Proceeds from stockholder loans	18,750
Net cash provided by financing activities	43,750

NET INCREASE IN CASH AND CASH EQUIVALENTS	10,681

Cash and cash equivalents at beginning of period	-

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$10,681

See accompanying notes to unaudited financial statements

LYNX ACQUISITION, INC.
A Development Stage Company
NOTES TO UNAUDITED FINANCIAL STATEMENTS
September 30, 2006

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

The Company has approximately $4,400 in gross deferred tax assets at September 30, 2006 resulting from deferred start up costs. A valuation allowance has been recorded to fully offset these deferred tax assets as the future realization of the related income tax benefits is uncertain.

LYNX ACQUISITION, INC.
A Development Stage Company
NOTES TO UNAUDITED FINANCIAL STATEMENTS
September 30, 2006

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

NOTE 2 -      LOANS FROM STOCKHOLDERS:

On January 3, 2006 and July 1, 2006, the Company entered into two separate loan agreements with one of its controlling stockholders in the amount of $6,250 and $3,125, respectively. These loans accrue interest at a rate of 4.00% per annum until a merger is completed. These loans shall be repaid in full upon the completion of the merger, and if not, the loans will mature on December 31, 2010.

On January 3, 2006 and July 1, 2006, the Company entered into two separate loan agreements with another of its stockholders in the amount of $3,125 and $1,563, respectively. These loans accrue interest at a rate of 4.00% per annum until a merger is completed. These loans shall be repaid in full upon the completion of the merger, and if not, the loans will mature on December 31, 2010.

On January 3, 2006 and July 1, 2006, the Company entered into four separate loan agreements with two of its other stockholders in the amounts of $1,562 and $782 for each stockholder. These loans accrue interest at a rate of 4.00% per annum until a merger is completed. These loans shall be repaid in full upon the completion of the merger, and if not, these loans will mature on December 31, 2010.

NOTE 3 -      CAPITAL STOCK:

The total number of shares of capital stock which the Company shall have authority to issue is eighty five million (85,000,000). These shares shall be divided into two classes with 75,000,000 shares designated as common stock at $.0001 par value (the “Common Stock”) and 10,000,000 shares designated as preferred stock at $.0001 par value (the “Preferred Stock”).

LYNX ACQUISITION, INC.
A Development Stage Company
NOTES TO UNAUDITED FINANCIAL STATEMENTS
September 30, 2006

NOTE 3 -      CAPITAL STOCK (continued):

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

NOTE 4 -      RECENT ACCOUNTING PRONOUNCEMENTS:

Statement of Financial Accounting Standard 157, Fair Value Measurements (“SFAS 157”)

On September 15, 2006, the Financial Accounting Standard Board issued a standard that provides enhanced guidance for using fair value to measure assets and liabilities. The standard applies whenever other standards require (or permit) assets or liabilities to be measured at fair value. The standard does not expand the use of fair value in any new circumstances.

This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier application is encouraged, provided that the reporting entity has not yet issued financial statements for that fiscal year, including financial statements for an interim period within that fiscal year. The Company will adopt this pronouncement effective periods beginning January 1, 2008.  We are currently evaluating the impact of adopting this pronouncement on our financial statements.

NOTE 5 -      BASIS OF PRESENTATION FOR INTERIM FINANCIAL STATEMENTS:

The accompanying Interim Financial Statements of the Company as of September 30, 2006 and for the three months then ended and for the period from January 3, 2006 (inception) through September 30, 2006 have been prepared in accordance with accounting principles generally accepted for interim financial statement presentation and in accordance with the instructions to Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statement presentation. In the opinion of management, a1l adjustments for a fair statement of the results of operations and financial position for the interim period presented have been included. All such adjustments are of a normal recurring

LYNX ACQUISITION, INC.
A Development Stage Company
NOTES TO UNAUDITED FINANCIAL STATEMENTS
September 30, 2006

NOTE 5 -      BASIS OF PRESENTATION FOR INTERIM FINANCIAL STATEMENTS
(continued):

nature. This financial information should be read in conjunction with the Financial Statements and notes thereto included in the Company’s Form 10-SB for the period January 3, 2006 (inception) through March 31, 2006. There have been no changes in significant accounting policies since March 31, 2006.

Item 2. Management’s Discussion and Analysis or Plan of Operation.

Plan of Operation. Lynx Acquisition, Inc. (the “Company”) has not realized any revenues from operations since January 3, 2006 (inception), and its plan of operation for the next twelve months shall be to continue its efforts to locate suitable acquisition candidates. The Company can provide no assurance that it can continue to satisfy its cash requirements for at least the next twelve months.

Results of Operations. The Company has not conducted any active operations since inception, except for its efforts to locate suitable acquisition candidates. No revenue has been generated by the Company from January 3, 2006 (inception) to September 30, 2006. It is unlikely the Company will have any revenues unless it is able to effect an acquisition, or merger with an operating company, of which there can be no assurance.

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

As of September 30, 2006, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective.

Changes in internal controls.

There have been no changes in our internal controls or in other factors that could significantly affect these controls and procedures during the period ended September 30, 2006.

1

PART II — OTHER INFORMATION

Item 1. Legal Proceedings. To the best knowledge of the officers and directors, the Company is not a party to any legal proceeding or litigation.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds. None.

Item 3. Defaults Upon Senior Securities. None.

Item 4. Submission of Matters to a Vote of Security Holders. None.

Item 5. Other Information.

On July 1, 2006, the Company issued four promissory notes, bearing four percent (4%) interest annually, in the principal amounts of $781.25, $1,562.50, $3,125.00 and $781.25 to Sands Brothers Venture Capital LLC, Sands Brothers Venture Capital II LLC, Sands Brothers Venture Capital III LLC and Sands Brothers Venture Capital IV LLC, respectively, all of which are stockholders of the Company.  These notes and all accrued interest mature upon completion of a merger, and if no merger is consummated, then the loans will reach maturity on December 31, 2010.

Item 6. Exhibits.

Index to Exhibits

Exhibit	Description

*3.1	Certificate of Incorporation

*3.2	By-laws

31.1	Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 2006.

32.1	Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

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

Date: November 15, 2006	LYNX ACQUISITION, INC.

	By:	/s/ Scott Baily
Name: Scott Baily
Title: President

3