Form 10QSB
period 2007-09-30
LYNX ACQUISITION INC
filed 2007-11-14
CIK 1367922

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 0-52088

Lynx Acquisition, Inc
(Exact name of small business issuer as specified in its charter)

Delaware
(State or other jurisdiction of incorporation or organization)

26-0133326
(I.R.S. Employer Identification Number)

c/o Sands Brothers Venture Capital LLC, 90 Park Avenue, 31st Floor, New York, NY 10016
(Address of Principal Offices)

(212) 953-4983
(Issuer’s Telephone Number)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐.

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 1,500,000 shares of common stock, par value $.0001 per share, outstanding as of November 14, 2007.

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

LYNX ACQUISITION, INC.

- INDEX -

Page
PART I- FINANCIAL INFORMATION:

Item 1. Financial Statements (unaudited):

Balance Sheet as of September 30, 2007	F - 1

Statements of Operations for the Three Months Ended September 30, 2007 and 2006, for the Nine Months Ended September 30, 2007, the Period from January 3, 2006 (Inception) to September 30, 2006 and for the Cumulative Period from January 3, 2006 (Inception) to September 30, 2007
F - 2

Statement of Stockholders’ Deficiency from January 3, 2006 (Inception) to September 30, 2007	F - 3

Statements of Cash Flows for the Nine Months Ended September 30, 2007, the Period from January 3, 2006 (Inception) to September 30, 2006 and for the Cumulative Period from January 3, 2006 (Inception) to September 30, 2007
F - 4

Notes to Financial Statements (unaudited)	F - 5

Item 2. Management's Discussion and Analysis or Plan of Operation	1

Item 3. Controls and Procedures	1

PART II - OTHER INFORMATION:

Item 1. Legal Proceedings	1

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	1

Item 3. Defaults Upon Senior Securities	2

Item 4. Submission of Matters to a Vote of Security Holders	2

Item 5. Other Information	2

Item 6. Exhibits	2

Signatures	3

LYNX ACQUISITION, INC.
A Development Stage Company
BALANCE SHEET
(unaudited)

ASSETS
September 30, 2007
CURRENT ASSETS:
Cash	$9,265
Prepaid expenses	5,625

TOTAL ASSETS	$14,890

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

LONG TERM LIABILITIES:
Accrued interest payable - stockholder loans	$2,872
Loans from stockholders	53,750

TOTAL LIABILITIES	56,622

STOCKHOLDERS’ DEFICIENCY:
Preferred stock, $.0001 par value; 10,000,000 shares authorized; none issued and outstanding	-
Common stock, $.0001 par value; 75,000,000 shares authorized; 1,500,000 shares issued and outstanding	150
Additional paid-in capital	24,850
Deficit accumulated during the development stage	(66,732)

TOTAL STOCKHOLDERS’ DEFICIENCY	(41,732)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$14,890

See accompanying notes to unaudited financial statements.

LYNX ACQUISITION, INC.
A Development Stage Company
STATEMENT OF OPERATIONS
(unaudited)
	For the Three Months Ended September 30,				For the Nine Months Ended September 30,	Period From January 3, 2006 (Inception) to September 30,	For the Cumulative Period from January 3, 2006 (Inception) to September 30,
	2007		2006		2007	2006	2007
REVENUE		$-		$-	$-	$-	$-

General and administrative expenses		7,225		8,473	25,755	29,042	63,860

LOSS BEFORE OTHER EXPENSES		(7,225)		(8,473)	(25,755)	(29,042)	(63,860)

OTHER EXPENSES:
Interest expense		854		187	2,247	437	2,872

NET (LOSS)		$(8,079)		$(8,660)	$(28,002)	$(29,479)	$(66,732)

BASIC AND DILUTED NET LOSS PER SHARE	$	*	$	*	$(.02)	$(.02)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING, BASIC AND DILUTED		1,500,000		1,500,000	1,500,000	1,500,000

* Less than $0.01 per share

See accompanying notes to unaudited financial statements.

LYNX ACQUISITION, INC.
A Development Stage Company
STATEMENT OF STOCKHOLDERS’ DEFICIENCY
(unaudited)

					Additional Paid-in Capital	(Deficit) Accumulated During the Development Stage	Stockholders’ Deficiency

	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount
BALANCE, JANUARY 3, 2006	-	$-	-	$-	$-	$-	$-
Issuance of common stock	-	-	1,500,000	150	24,850	-	25,000
Net (loss)	-	-	-	-	-	(38,730)	(38,730)
BALANCE, DECEMBER 31, 2006	-	-	1,500,000	150	24,850	(38,730)	(13,730)
Net (loss) (unaudited)	-	-	-	-	-	(28,002)	(28,002)
BALANCE, SEPTEMBER 30, 2007 (UNAUDITED)	-	$-	1,500,000	$150	$24,850	$(66,732)	$(41,732)

See accompanying notes to unaudited financial statements.

LYNX ACQUISITION, INC.
A Development Stage Company
STATEMENT OF CASH FLOWS
(unaudited)

	For the Nine Months Ended September 30, 2007	For the Period from January 3, 2006 (Inception) to September 30, 2006	For the Cumulative Period from January 3, 2006 (Inception) to September 30, 2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(28,002)	$(29,479)	$(66,732)
Adjustments to reconcile net (loss) to net cash used in operating activities:
Changes in operating liabilities:
Decrease (increase) in prepaid expenses	625	(9,375)	(5,625)
Increase (decrease) in accounts payable and accrued expenses	747	5,785	2,872
Net cash used in operating activities	(26,630)	(33,069)	(69,485)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	-	25,000	25,000
Proceeds from stockholder loans	35,000	18,750	53,750
Net cash provided by financing activities	35,000	43,750	78,750

NET INCREASE IN CASH	8,370	10,681	9,265

Cash, beginning of period	895	-	-

CASH, END OF PERIOD	$9,265	$10,681	$9,265

See accompanying notes to unaudited financial statements.

LYNX ACQUISITION, INC.
A Development Stage Company
NOTES TO UNAUDITED FINANCIAL STATEMENTS
September 30, 2007

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

(c)	Income Taxes:

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

The Company has approximately $16,000 in gross deferred tax assets at September 30, 2007 resulting from deferred start up costs. A valuation allowance has been recorded to fully offset these deferred tax assets as the future realization of the related income tax benefits is uncertain.

(d)	Loss per Common Share:

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

LYNX ACQUISITION, INC.
A Development Stage Company
NOTES TO UNAUDITED FINANCIAL STATEMENTS
September 30, 2007

NOTE 1 -	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued):

(e)	Fair Value of Financial Instruments:

The carrying value of current assets and liabilities approximates fair value due to the short period of time to maturity. The stockholder loans approximate fair value based on market rates available to the Company for financing with similar terms.

NOTE 2 -	LOANS FROM STOCKHOLDERS:

On January 3, 2006 and July 1, 2006, the Company entered into loan agreements with certain of its stockholders in the aggregate amount of $12,500 and $6,250, respectively. These loans accrue interest at a rate of 4% per annum. These loans and all accrued interest shall be repaid in full upon the completion of a merger or similar transaction with an operating business, and if not, the loans will mature on December 31, 2010.

On February 22, 2007, the Company entered into loan agreements with certain of its stockholders in the aggregate amount of $35,000. These loans shall accrue interest at a rate of 8.25% per annum. These loans and all accrued interest shall be repaid in full upon the completion of a merger or similar transaction with an operating business, and if not, the loans will mature on February 22, 2009.

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

LYNX ACQUISITION, INC.
A Development Stage Company
NOTES TO UNAUDITED FINANCIAL STATEMENTS
September 30, 2007

NOTE 4 -	RECENT ACCOUNTING PRONOUNCEMENTS:

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

NOTE 5 -	INTERIM FINANCIAL STATEMENTS:

The accompanying Interim Financial Statements have been prepared in accordance with accounting principles generally accepted for interim financial statement presentation and in accordance with the instructions to Regulations S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statement presentation. In the opinion of management, all adjustments for a fair statement of the results and operations and financial position for the interim periods presented have been included.

All such adjustments are of a normal recurring nature. The financial information should be read in conjunction with the Financial Statements and notes thereto included in the Company’s Form 10-KSB for the period January 3, 2006 (inception) through December 31, 2006. There have been no changes in significant accounting policies since December 31, 2006.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Plan of Operation. Lynx Acquisition, Inc. (“we”, “us”, “our” or the “Company”) has not realized any revenues from operations since January 3, 2006 (inception), and its plan of operation for the next twelve months shall be to continue its efforts to locate suitable acquisition candidates. The Company can provide no assurance that it can continue to satisfy its cash requirements for at least the next twelve months.

Results of Operations. The Company has not conducted any active operations since inception, except for its efforts to locate suitable acquisition candidates. No revenue has been generated by the Company from January 3, 2006 (inception) to September 30, 2007. It is unlikely the Company will have any revenues unless it is able to effect an acquisition, or merger with an operating company, of which there can be no assurance.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

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

As of September 30, 2007, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in internal controls.

There have been no changes in our internal controls over financial reporting or in other factors during our most recent fiscal quarter that could significantly affect these controls and procedures during the quarterly period ended September 30, 2007.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

To the best knowledge of the sole officer and director, the Company is not a party to any legal proceeding or litigation.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds. None.

1

Item 3. Defaults Upon Senior Securities. None.

Item 4. Submission of Matters to a Vote of Security Holders. None.

Item 5. Other Information. None.

Item 6. Exhibits.

(a) Exhibits required by Item 601 of Regulation S-B.

Exhibit No.	Description

*3.1	Certificate of Incorporation, as filed with the Delaware Secretary of State on January 3, 2006.

*3.2	By-Laws.

31.1
Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 2007.

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

Dated: November 14, 2007	LYNX ACQUISITION, INC.

By: /s/ Scott Baily
Name: Scott Baily
Title: President

3