Form 10KSB/A
period 2007-12-31
LYNX ACQUISITION INC
filed 2008-08-29
CIK 1367922

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-KSB/A

(Mark One)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission File Number 000-52088
_______________________________________________

Lynx Acquisition, Inc.

(Exact name of registrant as specified in its charter)
______________________________________________

Delaware	26-0133326
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

c/o Sands Brothers Venture Capital LLC
90 Park Avenue, 31st Floor
New York, New York	10016
(Address of principal executive offices)	(zip code)

Registrant’s telephone number, including area code:
(212) 953-4983
_____________________________________________

Securities registered under Section 12(b) of the Exchange Act:

None.

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, $0.0001 par value per share
_________________________________

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

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

EXPLANATORY NOTE

The purpose of this Amendment No. 2 to the Annual Report on Form 10-KSB is to include certain information regarding changes in internal control over financial reporting under Item 8A, amend certain information to conform to SEC requirements in Exhibit 31.1, provide omitted information regarding the disclosure of changes in internal control over financial reporting under Exhibit 31.1, Section 4 (d), and add certain information to the signature page which was not included in the original Form 10-KSB filing.

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

Item 7. Financial Statements.

LYNX ACQUISITION, INC.
A Development Stage Company
DECEMBER 31, 2007

- TABLE OF CONTENTS -

Page(s)

Financial Statements:

Report of Independent Registered Public Accountants	F - 1

Balance Sheets as of December 31, 2007 and 2006	F - 2

Statements of Operations for the Year Ended December 31, 2007
and for the Periods from January 3, 2006 (inception) through
December 31, 2006 and 2007	F - 3

Statement of Stockholders’ Deficiency from January 3, 2006 (inception)
to December 31, 2007	F - 4

Statements of Cash Flows for the Year Ended December 31, 2007,
and for the Periods from January 3, 2006 (inception) through
December 31, 2006 and 2007	F - 5

Notes to Financial Statements	F - 6 – F - 10

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

LYNX ACQUISITION, INC.
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS’ DEFICIENCY

	Preferred Stock		Common Stock		Additional Paid-in	(Deficit) Accumulated During the Development	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Stage	Deficiency
BALANCE, JANUARY 3, 2006	-	$-	-	$-	$-	$-	$-
Issuance of common stock	-	-	1,500,000	150	24,850	-	25,000
Net (loss)	-	-	-	-	-	(38,730)	(38,730)
BALANCE, DECEMBER 31, 2006	-	-	1,500,000	150	24,850	(38,730)	(13,730)
Net (loss)	-	-	-	-	-	(41,299)	(41,299)
BALANCE, DECEMBER 31, 2007	-	$-	1,500,000	$150	$24,850	$(80,029)	$(55,029)

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

On January 1, 2007 the Company adopted Financial Accounting Standards Board (FASB) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (FIN 48). There was no impact on the Company’s financial position, results of operations or cash flows at December 31, 2007 and for the year then ended as a result of implementation FIN 48. At the adoption date of January 1, 2007 and at December 31, 2007, the Company did not have any unrecognized tax benefits. The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. As of January 1, 2007 and December 31, 2007, the Company has no accrued interest or penalties. The Company currently has no federal or state tax examinations in progress nor has it had any federal or state tax examinations since its inception. All of the Company’s tax years are subject to federal and state tax examination.

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

The difference between the tax provision at the statutory federal income tax rate and the tax provision attributable to loss before income taxes is as follows:

	For The Year Ended December 31, 2007	For The Period from January 3, 2006 (Inception) to December 31, 2006	For The Cumulative Period from January 3 2006 (Inception) to December 31, 2007
Statutory federal income tax rate	(34)%	(34)%	(34)%
Surtax exemption	10%	19%	15%
Valuation allowance	24%	15%	19%
Income tax rate	0%	0%	0%

NOTE 5	- RECENT ACCOUNTING PRONOUNCEMENTS:

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

In March 2008, the FASB issued SFAS No. 161,“Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133.” SFAS No. 161 gives financial statement users better information about the reporting entity's hedges by providing for qualitative disclosures about the objectives and strategies for using derivatives, quantitative data about the fair value of and gains and losses on derivative contracts, and details of credit-risk-related contingent features in their hedged positions. SFAS No. 161 is effective for financial statements issued for fiscal years beginning after November 15, 2008 and interim periods within those years. The Company does not expect the adoption of SFAS No. 161 to have a material effect on the Company’s financial statements.

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

As of December 31, 2007, we carried out an evaluation of the effectiveness of our internal control over financial reporting based on the framework in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2007.

Changes in Internal Controls.

There have been no changes in our internal controls over financial reporting during the last fiscal quarter that has materially affected or is reasonably likely to materially affect our internal controls over financial reporting. This annual report does not include an attestation report of the company's registered public accounting firm due to a transition period established by rules of the SEC for smaller reporting entities.

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

LYNX ACQUISITION, INC.

Dated: August 28, 2008	By:	/s/ Scott Baily
Scott Baily
President, Secretary and Director
Principal Executive Officer and
Principal Financial Officer