Form 10-Q
period 2008-09-30
LYNX ACQUISITION INC
filed 2008-11-13
CIK 1367922

FORM 10-Q

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 1,500,000 shares of common stock, par value $.0001 per share, outstanding as of November 13, 2008.

LYNX ACQUISITION, INC.

- INDEX -

		Page
PART I – FINANCIAL INFORMATION:

Item 1.	Financial Statements:

	Balance Sheets as of September 30, 2008 (unaudited) and December 31, 2007	1

	Statements of Operations (unaudited) for the Three and Nine Months Ended September 30,	2
	2008 and 2007 and for the Cumulative Period from January 3, 2006
	(Inception) to September 30, 2008

	Statement of Stockholders’ Deficiency for the Period from January 3, 2006 (Inception)	3
	to September 30, 2008 (unaudited)

	Statements of Cash Flows (unaudited) for the Nine Months Ended September 30, 2008 and 2007	4
	and for the Cumulative Period from January 3, 2006 (Inception)
	to September 30, 2008

	Notes to Unaudited Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	14

Item 4T.	Controls and Procedures	14

PART II – OTHER INFORMATION:

Item 1.	Legal Proceedings	14

Item 1A.	Risk Factors	14

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	14

Item 3.	Defaults Upon Senior Securities	14

Item 4.	Submission of Matters to a Vote of Security Holders	15

Item 5.	Other Information	15

Item 6.	Exhibits	15

Signatures		16

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

LYNX ACQUISITION, INC.
A Development Stage Company
BALANCE SHEETS

	September 30, 2008	December 31, 2007
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash	$3,607	$7,055
Prepaid expenses	4,375	2,500

TOTAL ASSETS	$7,982	$9,555

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$8,149	$10,834
TOTAL CURRENT LIABILITIES	8,149	10,834

LONG TERM LIABILITIES:
Loans from stockholders	88,750	53,750

TOTAL LIABILITIES	96,899	64,584

STOCKHOLDERS’ DEFICIENCY:
Preferred stock, $.0001 par value; 10,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $.0001 par value; 75,000,000 shares authorized; 1,500,000 shares issued and outstanding	150	150
Additional paid-in capital	24,850	24,850
Deficit accumulated during the development stage	(113,917)	(80,029)

TOTAL STOCKHOLDERS’ DEFICIENCY	(88,917)	(55,029)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$7,982	$9,555

See accompanying notes to unaudited financial statements.

LYNX ACQUISITION, INC.
A Development Stage Company
STATEMENTS OF OPERATIONS
(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,		For the Cumulative Period from January 3, 2006 (Inception) to September 30,
	2008	2007	2008	2007	2008
REVENUE	$-	$-	$-	$-	$-

General and administrative expenses	8,513	7,225	29,573	25,755	105,768

LOSS BEFORE OTHER EXPENSES	(8,513)	(7,225)	(29,573)	(25,755)	(105,768)

OTHER EXPENSES:
Interest expense	1,632	854	4,315	2,247	8,149

NET (LOSS)	$(10,145)	$(8,079)	$(33,888)	$(28,002)	$(113,917)

BASIC AND DILUTED NET LOSS PER SHARE	$-	$-	$(.02)	$(.02)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	1,500,000	1,500,000	1,500,000	1,500,000

See accompanying notes to unaudited financial statements.

LYNX ACQUISITION, INC.
A Development Stage Company
STATEMENT OF STOCKHOLDERS’ DEFICIENCY

						(Deficit)
						Accumulated
					Additional	During the
	Preferred Stock		Common Stock		Paid-in	Development	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Stage	Deficiency
BALANCE, JANUARY 3, 2006	-	$-	-	$-	$-	$-	$-
Issuance of common stock	-	-	1,500,000	150	24,850	-	25,000
Net (loss)	-	-	-	-	-	(38,730)	(38,730)
BALANCE, DECEMBER 31, 2006	-	-	1,500,000	150	24,850	(38,730)	(13,730)
Net (loss)	-	-	-	-	-	(41,299)	(41,299)
BALANCE, DECEMBER 31, 2007	-	-	1,500,000	150	24,850	(80,029)	(55,029)
Net (loss) (unaudited)	-	-	-	-	-	(33,888)	(33,888)
BALANCE, SEPTEMBER 30, 2008 (UNAUDITED)	-	$-	1,500,000	$150	$24,850	$(113,917)	$(88,917)

See accompanying notes to unaudited financial statements.

LYNX ACQUISITION, INC.
A Development Stage Company
STATEMENTS OF CASH FLOWS
(unaudited)

	For the Nine Months Ended September 30,		For the Cumulative Period from January 3, 2006 (Inception) to September 30,
	2008	2007	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(33,888)	$(28,002)	$(113,917)
Adjustments to reconcile net (loss) to net cash used in operating activities:
Changes in operating assets and liabilities:
(Increase) decrease in prepaid expenses	(1,875)	625	(4,375)
(Decrease) increase in accounts payable and accrued expenses	(2,685)	747	8,149
Net cash used in operating activities	(38,448)	(26,630)	(110,143)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	-	-	25,000
Proceeds from stockholder loans	35,000	35,000	88,750
Net cash provided by financing activities	35,000	35,000	113,750

NET (DECREASE) INCREASE IN CASH	(3,448)	8,370	3,607

Cash, beginning of period	7,055	895	-

CASH, END OF PERIOD	$3,607	$9,265	$3,607

See accompanying notes to unaudited financial statements.

LYNX ACQUISITION, INC.
A Development Stage Company
NOTES TO UNAUDITED FINANCIAL STATEMENTS
September 30, 2008

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

(b)          Basis of Presentation:

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. The Company has had no revenue and has incurred accumulated net losses from January 3, 2006 (inception) through September 30, 2008 of $113,917. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. In addition, the Company’s development activities since inception have been financially sustained through stockholder loans. The ability of the company to continue as a going concern is dependent upon its ability to find a suitable acquisition/merger candidate, raise additional capital from the sale of common stock, receive additional loans from its shareholders and, ultimately, the achievement of significant operating revenues. The accompanying financial statements do not include any adjustments that might be required should the Company be unable to recover the value of its assets or satisfy its liabilities. Management plans to issue more shares of common stock in order to raise money and to continue to borrow from the Company’s existing stockholders until a business combination is effective.

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
September 30, 2008

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

The Company has approximately $27,700 and $16,000 in gross deferred tax assets at September 30, 2008 and 2007, respectively, resulting from deferred start up costs. A valuation allowance has been recorded to fully offset these deferred tax assets as the future realization of the related income tax benefits is uncertain. The valuation allowance increased $12,200 in 2008.

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

On January 1, 2008 the Company adopted Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“FAS 157”). There was no impact on the company’s financial position, results of operations or cash flows at September 30, 2008 and for the nine months then ended as a result of the adoption of FAS 157.

On January 1, 2008 the Company adopted Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“FAS 159”). There was no impact on the Company’s financial position, results of operations or cash flows at September 30, 2008 and for the nine months then ended as a result of the adoption of FAS 159.

LYNX ACQUISITION, INC.
A Development Stage Company
NOTES TO UNAUDITED FINANCIAL STATEMENTS
September 30, 2008

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

As of September 30, 2008, accrued expenses include accrued interest on the loans from stockholders of $8,149.

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

LYNX ACQUISITION, INC.
A Development Stage Company
NOTES TO UNAUDITED FINANCIAL STATEMENTS
September 30, 2008

NOTE 4 - INCOME TAXES:

The provision for (benefit from) income taxes consists of the following for the Period January 3, 2006 (inception) to September 30, 2008

	For The Nine Months Ended September 30, 2008	For The Nine Months Ended September 30, 2007	For The Cumulative Period from January 3 2006 (Inception) to September 30, 2008
Current:
Federal	$-	$-	$-
Deferred tax asset:
Federal	12,200	10,200	27,700
Valuation allowance	(12,200)	(10,200)	(27,700)
	$-	$-	$-

The difference between the tax provision at the statutory federal income tax rate and the tax provision attributable to loss before income taxes is as follows:

	For The Nine Months Ended September 30, 2008	For The Nine Months Ended September 30, 2007	For The Cumulative Period from January 3 2006 (Inception) to September 30, 2008
Statutory federal income tax rate	(34)%	(34)%	(34)%
Surtax exemption	(2)%	(2)%	10%
Valuation allowance	36%	36%	24%
Income tax rate	0%	0%	0%

NOTE 5 - RECENT ACCOUNTING PRONOUNCEMENTS:

In December 2007, the FASB issued SFAS No. 141(R), ‘Business Combinations Revised,’ that improves the relevance, representational faithfulness and comparability of the information that a reporting entity provides in its financial reports about a business combination and it’s effects. The acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree, the goodwill acquired in the business combination or a gain from a bargain purchase, and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141(R) is effective for financial statements issued for fiscal years beginning after December 15, 2008. The adoption of SFAS No. 141(R) before December 15, 2008 is prohibited. The Company does not expect the adoption of SFAS No. 141(R) to have a material effect on its financial statements.

LYNX ACQUISITION, INC.
A Development Stage Company
NOTES TO UNAUDITED FINANCIAL STATEMENTS
September 30, 2008

NOTE 5 -  RECENT ACCOUNTING PRONOUNCEMENTS (Continued):

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51.” The objective of this Statement is to improve the relevance, comparability and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards that require the following changes. The ownership interests in subsidiaries held by parties other than the parent be clearly identified, labeled, and presented in the consolidated statement of financial position within equity, but separate from the parent’s equity. The amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income. When a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary is initially measured at fair value. The gain or loss on the deconsolidation of the subsidiary is measured using the fair value of any noncontrolling equity investment rather that the carrying amount of that retained investment. Entities provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS No. 160 is effective for annual periods beginning after December 15, 2008. The adoption of SFAS No. 160 before December 15, 2008 is prohibited. The Company has not evaluated the effect, if any, SFAS No. 160 will have on its financial statements.

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

In May 2008, the FASB issued SFAS 162, The Hierarchy of “Generally Accepted Accounting Principles”. The new standard is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles (“GAAP”) for nongovernmental entities. Prior to the issuance of SFAS 162, GAAP hierarchy was defined in the American Institute of Certified Public Accountants (“AICPA”) Statement on Auditing Standards (“SAS”) No. 69. The meaning of present fairly in conformity with Generally Accepted Accounting Principles. SFAS 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board Auditing Amendments to AU Section 411. The meaning of present fairly in conformity with Generally Accepted Accounting Principles. The Company is currently evaluating the impact adoption of SFAS 162 may have on the financial statements, if any.

Management does not believe that any other recently issued, but not yet effective Accounting Pronouncements, if adopted, would have a material effect on the accompanying financial statements.

LYNX ACQUISITION, INC.
A Development Stage Company
NOTES TO UNAUDITED FINANCIAL STATEMENTS
September 30, 2008

NOTE 6 -  INTERIM FINANCIAL STATEMENTS:

The interim financial information as of September 30, 2008 and for the three and nine month periods ended September 30, 2008 and 2007 and the cumulative period from January 3, 2006 (Inception) to September 30, 2008 have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”).

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although we believe that the disclosures made are adequate to provide for fair presentation. The interim financial information should be read in conjunction with the Financial Statements and the notes thereto, included in the Company’s Annual Report on Form 10-KSB/A for the fiscal year ended December 31, 2007, previously filed with the SEC.

In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present a fair statement of financial position as of September 30, 2008, and results of operations for the three and nine month periods ended September 30, 2008 and 2007 and the cumulative period from January 3, 2006 (Inception) to September 30, 2008 and cash flows for the nine month periods ended September 30, 2008 and 2007 and the cumulative period from January 3, 2006 (Inception) to September 30, 2008, as applicable, have been made. The interim results of operations are not necessarily indicative of the operating results for the full fiscal year or any future periods.

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

Liquidity and Capital Resources

As of September 30, 2008, the Company had assets equal to $7,982, comprised exclusively of cash and prepaid expenses. This compares with assets of $9,555, comprised exclusively of cash and prepaid expenses, as of December 31, 2007. The Company’s current liabilities as of September 30, 2008 totaled $8,149, comprised exclusively of accounts payable and accrued expenses. This compares to the Company’s current liabilities as of December 31, 2007 of $10,834, comprised exclusively of accounts payable and accrued expenses. The Company can provide no assurance that it can continue to satisfy its cash requirements for at least the next twelve months.

The following is a summary of the Company's cash flows provided by (used in) operating, investing, and financing activities for the nine months ended September 30, 2008 and September 30, 2007 and for the cumulative period from January 3, 2006 (inception) to September 30, 2008:

	For the Nine Months Ended September 30, 2008	For the Nine Months Ended September 30, 2007	For the Cumulative Period from January 3, 2006 (Inception) to September 30, 2008
Net cash used in operating activities	$(38,448)	$(26,630)	$(110,143)
Net cash used in investing activities	$0	$0	$0
Net cash provided by financing activities	$35,000	$35,000	$113,750
Net increase (decrease) in cash	$(3,448)	$8,370	$3,607

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

Results of Operations

The Company has not conducted any active operations since inception, except for its efforts to locate suitable acquisition candidates. No revenue has been generated by the Company from January 3, 2006 (inception) to September 30, 2008. It is unlikely the Company will have any revenues unless it is able to effect an acquisition or merger with an operating company, of which there can be no assurance. It is management's assertion that these circumstances may hinder the Company's ability to continue as a going concern.  The Company’s plan of operation for the next twelve months shall be to continue its efforts to locate suitable acquisition candidates.

For the three and nine months ended September 30, 2008, the Company had a net loss of $10,145 and $33,888, respectively, consisting of legal, accounting, audit and other professional service fees incurred in relation to the filing of the Company’s Quarterly Report on Form 10-Q for the periods ended June 30, 2008 in August of 2008 and March 31, 2008 in May of 2008 and Annual Report on Form 10-KSB for the year ended December 31, 2007 in March of 2008. This compares with a net loss of $8,079 and $28,002 for the three and nine months ended September 30, 2007, respectively, consisting of legal, accounting, audit and other professional service fees incurred in relation to the filing of the Company’s Quarterly Report on Form 10-QSB for the periods ended June 30, 2007 in August of 2007 and March 31, 2007 in May of 2007 and Annual Report on Form 10-KSB for the year ended December 31, 2006 in April of 2007.

For the cumulative period from January 3, 2006 (inception) to September 30, 2008, the Company had a net loss of $113,917, consisting of legal, accounting, audit and other professional service fees incurred in relation to the formation of the Company, the filing of the Company’s Registration Statement on Form 10-SB in June of 2006, the filing of the Company’s Quarterly Reports on Form 10-QSB and Form 10-Q and the filing of the Company’s Annual Reports on Form 10-KSB.

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

As of September 30, 2008, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and our principal financial officer of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting during the quarter ended September 30, 2008 that have materially affected or are reasonably likely to materially affect our internal controls.

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

31.1
Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008.

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

Dated: November 13, 2008	LYNX ACQUISITION, INC.

	By:	/s/ Scott Baily
Scott Baily
President, Secretary, and Director
Principal Executive Officer
Principal Financial Officer