Form 10-K
period 2008-12-31
LYNX ACQUISITION INC
filed 2009-03-31
CIK 1367922

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission File Number 000-52088

LYNX ACQUISITION, INC.
 (Exact name of registrant as specified in its charter)

Delaware	26-0133326
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

c/o Sands Brothers Venture Capital LLC, 90 Park Avenue, 31st Floor, New York, New York 10016 (Address of principal executive offices)

(212) 953-4983

(Registrant’s telephone number, including area code)

Securities registered under Section 12(b) of the Exchange Act:

None.

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, $0.0001 par value per share

(Title of Class)

Check whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐  No ☒

Check whether the registrant is required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.Yes ☒ No ☐

Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K (§229.405 of this chapter) contained herein, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Check whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer	☐	Accelerated Filer	☐

Non-accelerated Filer	☐	Smaller Reporting Company	☒
   (Do not check if a smaller reporting company.)

Check whether the issuer is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☒  No ☐

As of December 31, 2008, there were no non-affiliate holders of common stock of the Company.

  APPLICABLE ONLY TO CORPORATE REGISTRANTS

As of March 31, 2009, there were 1,500,000 shares of common stock, par value $.0001, outstanding.

FORWARD-LOOKING STATEMENTS

Certain statements made in this Annual Report on Form 10-K are “forward-looking statements” (within the meaning of the Private Securities Litigation Reform Act of 1995) regarding the plans and objectives of management for future operations. Such statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of Lynx Acquisition, Inc. (the “Company”) to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. The Company's plans and objectives are based, in part, on assumptions involving the continued expansion of business. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes its assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance the forward-looking statements included in this Report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.

PART I

Item 1. Description of Business.

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

The Company, based on proposed business activities, is a “blank check” company. The SEC defines those companies as "any development stage company that is issuing a penny stock, within the meaning of Section 3(a)(51) of the Exchange Act, and that has no specific business plan or purpose, or has indicated that its business plan is to merge with an unidentified company or companies." Many states have enacted statutes, rules and regulations limiting the sale of securities of "blank check" companies in their respective jurisdictions. The Company is also a “shell company,” defined in Rule 12b-2 under the Exchange Act as a company with no or nominal assets (other than cash) and no or nominal operations. Management does not intend to undertake any efforts to cause a market to develop in our securities, either debt or equity, until we have successfully concluded a business combination. The Company intends to comply with the periodic reporting requirements of the Exchange Act for so long as we are subject to those requirements.

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

The analysis of new business opportunities is undertaken by or under the supervision of the officers and directors of the Company.  As of this date the Company has not entered into any definitive agreement with any party.  The Company has unrestricted flexibility in seeking, analyzing and participating in potential business opportunities. In its efforts to analyze potential acquisition targets, the Company will consider the following kinds of factors:

         (a)              Potential for growth, indicated by new technology, anticipated market expansion or new products;

         (b)              Competitive position as compared to other firms of similar size and experience within the industry segment as well as within the industry as a whole;

         (c)              Strength and diversity of management, either in place or scheduled for recruitment;

         (d)              Capital requirements and anticipated availability of required funds, to be provided by the Company or from operations, through the sale of additional securities, through joint ventures or similar arrangements or from other sources;

         (e)             The cost of participation by the Company as compared to the perceived tangible and intangible values and potentials;

         (f)               The extent to which the business opportunity can be advanced;

         (g)              The accessibility of required management expertise, personnel, raw materials, services, professional assistance and other required items; and

         (h)              Other relevant factors.

In applying the foregoing criteria, no one of which will be controlling, management will attempt to analyze all factors and circumstances and make a determination based upon reasonable investigative measures and available data. Potentially available business opportunities may occur in many different industries, and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex. Due to the Company's limited capital available for investigation, the Company may not discover or adequately evaluate adverse facts about the opportunity to be acquired.

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

FORM OF ACQUISITION

The manner in which the Company participates in an opportunity will depend upon the nature of the opportunity, the respective needs and desires of the Company and the promoters of the opportunity, and the relative negotiating strength of the Company and such promoters.

It is likely that the Company will acquire its participation in a business opportunity through the issuance of common stock or other securities of the Company. Although the terms of any such transaction cannot be predicted, it should be noted that in certain circumstances the criteria for determining whether or not an acquisition is a so-called "tax free" reorganization under Section 368(a)(1) of the Internal Revenue Code of 1986, as amended (the "Code") depends upon whether the owners of the acquired business own 80% or more of the voting stock of the surviving entity. If a transaction were structured to take advantage of these provisions rather than other "tax free" provisions provided under the Code, all prior stockholders would in such circumstances retain 20% or less of the total issued and outstanding shares of the surviving entity. Under other circumstances, depending upon the relative negotiating strength of the parties, prior stockholders may retain substantially less than 20% of the total issued and outstanding shares of the surviving entity. This could result in substantial additional dilution to the equity of those who were stockholders of the Company prior to such reorganization.

The present stockholders of the Company will likely not have control of a majority of the voting securities of the Company following a reorganization transaction. As part of such a transaction, all or a majority of the Company's directors may resign and one or more new directors may be appointed without any vote by stockholders.

In the case of an acquisition, the transaction may be accomplished upon the sole determination of management without any vote or approval by stockholders. In the case of a statutory merger or consolidation directly involving the Company, it will likely be necessary to call a stockholders' meeting and obtain the approval of the holders of a majority of the outstanding securities. The necessity to obtain such stockholder approval may result in delay and additional expense in the consummation of any proposed transaction and will also give rise to certain appraisal rights to dissenting stockholders. Most likely, management will seek to structure any such transaction so as not to require stockholder approval.

It is anticipated that the investigation of specific business opportunities and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial cost for accountants, attorneys and others. If a decision is made not to participate in a specific business opportunity, the costs theretofore incurred in the related investigation might not be recoverable. Furthermore, even if an agreement is reached for the participation in a specific business opportunity, the failure to consummate that transaction may result in the loss to the Registrant of the related costs incurred.

We presently have no employees apart from our management. Our officers and directors are engaged in outside business activities and anticipate that they will devote to our business very limited time until the acquisition of a successful business opportunity has been identified. We expect no significant changes in the number of our employees other than such changes, if any, incident to a business combination.

Item 1A. Risk Factors

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide this information.

Item 1B.  Unresolved Staff Comments

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

Item 4. Submission of Matters to a Vote of Security Holders.

None.

PART II

Item 5. Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities.

Common Stock

Our Certificate of Incorporation authorizes the issuance of up to 75,000,000 shares of common stock, par value $.0001 per share (the “Common Stock”).  The Common Stock is not listed on a publicly-traded market.  As of March 24, 2009, there were 4 holders of record of the Common Stock.

Preferred Stock

Our Certificate of Incorporation authorizes the issuance of up to 10,000,000 shares of preferred stock, par value $.0001 per share (the “Preferred Stock”).  The Company has not yet issued any of its preferred stock.

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

Securities Authorized for Issuance under Equity Compensation Plans

The Company does not have any equity compensation plans or any individual compensation arrangements with respect to its common stock or preferred stock. The issuance of any of our common or preferred stock is within the discretion of our Board of Directors, which has the power to issue any or all of our authorized but unissued shares without stockholder approval.

Recent Sales of Unregistered Securities

The Company has not issued any unregistered securities during the fiscal quarter ended December 31, 2008.

On January 3, 2006, the Registrant sold an aggregate of 1,500,000 shares of Common Stock to Sands Brothers Venture Capital LLC (“SBV”), Sands Brothers Venture Capital II LLC (“SBV-II”), Sands Brothers Venture Capital III LLC (“SBV-III”), and Sands Brothers Venture Capital IV LLC (“SBV-IV”) for an aggregate investment of $25,000.  The Registrant sold these shares of Common Stock under the exemption from registration provided by Section 4(2) of the Securities Act.

No securities have been issued for services. Neither the Registrant nor any person acting on its behalf offered or sold the securities by means of any form of general solicitation or general advertising. No services were performed by any purchaser as consideration for the shares issued.

Issuer Purchases of Equity Securities

None.

Item 6.  Selected Financial Data

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide this information.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operation

The Company was organized as a vehicle to investigate and, if such investigation warrants, acquire a target company or business seeking the perceived advantages of being a publicly held corporation. Our principal business objective for the next 12 months and beyond such time will be to achieve long-term growth potential through a combination with a business rather than immediate, short-term earnings. The Company will not restrict our potential candidate target companies to any specific business, industry or geographical location and, thus, may acquire any type of business.

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

Liquidity and Capital Resources

As of December 31, 2008, the Company had assets equal to $5,857, comprised exclusively of cash and prepaid assets.  This compares with the Company’s assets equal to $9,555, as of December 31, 2007.  The Company’s current liabilities as of December 31, 2008 totaled $4,240, comprised exclusively of accounts payable and accrued expenses.  This compares with the Company’s current liabilities of $7,000 as of December 31, 2007, comprised exclusively of accounts payable and accrued expenses.  The Company can provide no assurance that it can continue to satisfy its cash requirements for at least the next twelve months.

The following is a summary of the Company's cash flows provided by (used in) operating, investing, and financing activities for the years ended December 31, 2008 and December 31, 2007 and for the cumulative period from January 3, 2006 (Inception) to December 31, 2008.

	The Year Ended December 31, 2008	The Year Ended December 31, 2007	For the Cumulative Period from January 3, 2006 (Inception) to December 31, 2008
Net Cash (Used in) Operating Activities	$(39,948)	$(28,840)	$(111,643)
Net Cash (Used in) Investing Activities	-	-	-
Net Cash Provided by Financing Activities	$35,000	$35,000	$113,750
Net Increase (Decrease) in Cash and Cash Equivalents	$(4,948)	$6,160	$2,107

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

Results of Operations

The Company has not conducted any active operations since inception, except for its efforts to locate suitable acquisition candidates. No revenue has been generated by the Company from January 3, 2006 (Inception) to December 31, 2008.  It is unlikely the Company will have any revenues unless it is able to effect an acquisition or merger with an operating company, of which there can be no assurance.  It is management's assertion that these circumstances may hinder the Company's ability to continue as a going concern.  The Company’s plan of operation for the next twelve months shall be to continue its efforts to locate suitable acquisition candidates.

For the fiscal year ended December 31, 2008, the Company had a net loss of $41,884, consisting of legal, accounting, audit, and other professional service fees incurred in relation to the filing of the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2008 in November of 2008, Quarterly Report on Form 10-Q for the period ended June 30, 2008 in August of 2008, Quarterly Report on Form 10-Q for the period ended March 31, 2008 in May of 2008 and Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007, in March of 2008.

For the year ended December 31, 2007, the Company had a net loss of $41,299 comprised exclusively of legal, accounting, audit, and other professional service fees incurred in relation to the filing of the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2007 in November of 2008, Quarterly Report on Form 10-Q for the period ended June 30, 2007 in August of 2007, Quarterly Report on Form 10-Q for the period ended March 31, 2007 in May of 2007 and Annual Report on Form 10-KSB for the fiscal year ended December 31, 2006, in April of 2007.

For the period from January 3, 2006 (Inception) to December 31, 2008, the Company had a net loss of $121,913 comprised exclusively of legal, accounting, audit, and other professional service fees incurred in relation to the formation of the Company, the filing of the Company’s Registration Statement on Form 10 in June of 2006 and Quarterly Reports on Form 10-QSB, Form 10-Q and Form 10-K.

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

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide this information.

Item 8.  Financial Statements and Supplementary Data.

Audited financial statements begin on the following page of this report.

LYNX ACQUISITION, INC.
A Development Stage Company
DECEMBER 31, 2008

- TABLE OF CONTENTS -

Page(s)

Financial Statements:

Report of Independent Registered Public Accounting Firm	F - 2

Balance Sheets as of December 31, 2008 and 2007	F - 3

Statements of Operations for the Years Ended December 31, 2008 and 2007, and for the Period from January 3, 2006 (Inception) to December 31, 2008	F - 4

Statement of Stockholders’ Deficiency from January 3, 2006 (Inception) to December 31, 2008	F - 5

Statements of Cash Flows for the Years Ended December 31, 2008 and 2007, and for the Period from January 3, 2006 (Inception) to December 31, 2008	F - 6

Notes to Financial Statements	F - 7 – F - 11

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Lynx Acquisition, Inc.
New York, NY

We have audited the accompanying balance sheets of Lynx Acquisition, Inc. (A Development Stage Company) (the “Company”) as of December 31, 2008 and 2007, and the related statements of operations, stockholders’ deficiency, and cash flows for the years then ended, and the cumulative period January 3, 2006 (inception) through December 31, 2008. The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Lynx Acquisition, Inc. as of December 31, 2008 and 2007, and the results of its operations and its cash flows for the years then ended and  the cumulative period January 3, 2006 (inception) through December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Raich Ende Malter & Co. LLP
Raich Ende Malter & Co. LLP
New York, New York
March 30, 2009

LYNX ACQUISITION, INC.
A Development Stage Company
BALANCE SHEETS

ASSETS
	December 31, 2008	December 31, 2007
CURRENT ASSETS:
Cash	$2,107	$7,055
Prepaid expenses	3,750	2,500

TOTAL ASSETS	$5,857	$9,555

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$4,240	$7,000
TOTAL CURRENT LIABILITIES	4,240	7,000

LONG TERM LIABILITIES:
Loans payable to stockholders	98,530	57,584

TOTAL LIABILITIES	102,770	64,584

STOCKHOLDERS’ DEFICIENCY:
Preferred stock, $.0001 par value; 10,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $.0001 par value; 75,000,000 shares authorized; 1,500,000 shares issued and outstanding	150	150
Additional paid-in capital	24,850	24,850
Deficit accumulated during the development stage	(121,913)	(80,029)

TOTAL STOCKHOLDERS’ DEFICIENCY	(96,913)	(55,029)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$5,857	$9,555

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

LYNX ACQUISITION, INC.
A Development Stage Company
STATEMENTS OF OPERATIONS

	For the Year Ended December 31, 2008	For the Year Ended December 31, 2007	For the Period from January 3, 2006 (Inception) to December 31, 2008
REVENUE	$-	$-	$-

General and administrative expenses	35,938	38,090	112,133

LOSS BEFORE OTHER EXPENSES	(35,938)	(38,090)	(112,133)

OTHER EXPENSES:
Interest expense	5,946	3,209	9,780

NET (LOSS)	$(41,884)	$(41,299)	$(121,913)

BASIC AND DILUTED NET (LOSS) PER SHARE	$(.03)	$(.03)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	1,500,000	1,500,000

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

LYNX ACQUISITION, INC.
A Development Stage Company
STATEMENT OF STOCKHOLDERS’ DEFICIENCY

	Preferred Stock		Common Stock		Additional Paid-in Capital	(Deficit) Accumulated During the Development Stage	Stockholders’ Deficiency
	Shares	Amount	Shares	Amount
BALANCE, JANUARY 3, 2006	-	$-	-	$-	$-	$-	$-
Issuance of common stock	-	-	1,500,000	150	24,850	-	25,000
Net (loss)	-	-	-	-	-	(38,730)	(38,730)
BALANCE, DECEMBER 31, 2006	-	-	1,500,000	150	24,850	(38,730)	(13,730)
Net (loss)	-	-	-	-	-	(41,299)	(41,299)
BALANCE, DECEMBER 31, 2007	-	-	1,500,000	150	24,850	(80,029)	(55,029)
Net (loss)	-	-	-	-	-	(41,884)	(41,884)
BALANCE, DECEMBER 31, 2008	-	$-	1,500,000	$150	$24,850	$(121,913)	$(96,913)

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

LYNX ACQUISITION, INC.
A Development Stage Company
STATEMENTS OF CASH FLOWS

	For the Year Ended December 31, 2008	For the Year Ended December 31, 2007	For the Period from January 3, 2006 (Inception) to December 31, 2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(41,884)	$(41,299)	$(121,913)
Adjustments to reconcile net (loss) to net cash used in operating activities:
Accrued interest payable to stockholders	5,946	3,209	9,780
Changes in operating assets and liabilities:
(Increase) decrease in prepaid expenses	(1,250)	3,750	(3,750)
Increase (decrease) in accounts payable and accrued expenses	(2,760)	5,500	4,240
Net cash used in operating activities	(39,948)	(28,840)	(111,643)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	-	-	25,000
Proceeds from stockholder loans	35,000	35,000	88,750
Net cash provided by financing activities	35,000	35,000	113,750

NET INCREASE (DECREASE) IN CASH	(4,948)	6,160	2,107

Cash, beginning of period	7,055	895	-

CASH, END OF PERIOD	$2,107	$7,055	$2,107

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

LYNX ACQUISITION, INC.
A Development Stage Company
NOTES TO FINANCIAL STATEMENTS
December 31, 2008

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

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business.  The Company has had no revenue and has incurred accumulated net losses from January 3, 2006 (inception) through December 31, 2008 of $121,913.  In addition, the Company’s development activities since inception have been financially sustained through stockholder loans.  The ability of the company to continue as a going concern is dependent upon its ability to find a suitable acquisition/merger candidate, raise additional capital from the sale of common stock, receive additional loans from its shareholders and, ultimately, the achievement of significant operating revenues.  The accompanying financial statements do not include any adjustments that might be required should the Company be unable to recover the value of its assets or satisfy its liabilities.  Management plans to issue more shares of common stock in order to raise money and to continue to borrow from the Company’s existing stockholders until a business combination is effective.

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
NOTES TO FINANCIAL STATEMENTS
December 31, 2008

NOTE 1 -	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

(e)	Income Taxes:

On January 1, 2007 the Company adopted Financial Accounting Standards Board (FASB) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (FIN 48).  The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense.  Since the adoption of FIN 48 at January 1, 2007, the Company has had no uncertain tax positions.  The Company currently has no federal or state tax examinations in progress nor has it had any federal or state tax examinations since its inception.  In the normal course of business the Company is subject to examination by taxing authorities.

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

On January 1, 2008 the Company adopted Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“FAS 157”).  There was no impact on the Company’s financial position, results of operations, or cash flows at December 31, 2008 and for the year then ended as a result of the adoption of FAS 157.

On January 1, 2008 the Company adopted Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“FAS 159”).  There was no impact on the Company’s financial position, results of operations, or cash flows at December 31, 2008 and for the year then ended as a result of the adoption of FAS 159.

LYNX ACQUISITION, INC.
A Development Stage Company
NOTES TO FINANCIAL STATEMENTS
December 31, 2008

NOTE 1 -	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

(h)	Reclassifications:

Certain amounts for 2007 have been reclassified to conform with the current year’s presentation.  Such reclassifications had no impact on previously reported net income.

NOTE 2 -	LOANS PAYABLE TO STOCKHOLDERS:

On January 3, 2006 and July 1, 2006, the Company entered into loan agreements with certain of its stockholders in the aggregate amount of $12,500 and $6,250, respectively.  These loans accrue interest at 4.00%.  These loans and all accrued interest shall be repaid in full upon the completion of a merger, and if not, the loans, including all accrued interest, will mature on December 31, 2010.

On February 22, 2007, the Company entered into loan agreements with certain of its stockholders in the aggregate amount of $35,000.  These loans accrue interest at 8.25%.  These loans and all accrued interest were to be repaid in full upon the completion of a merger, and if not, the loans, including all accrued interest, were to mature on February 22, 2009.  On March 27, 2009, the Company entered into an Amended and Restated Promissory Note for each of these loan agreements extending the maturity dates to December 31, 2010.

On March 13, 2008, the Company entered into loan agreements with certain of its stockholders in the aggregate amount of $35,000.  These loans accrue interest at 8.25%.  These loans and all accrued interest shall be repaid in full upon the completion of a merger, and if not, the loans, including all accrued interest, will mature on March 13, 2010.

As of December 31, 2008 and 2007, $9,780 and $3,834, respectively, of accrued interest, is included in loans payable to stockholders.

See Note 6

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

LYNX ACQUISITION, INC.
A Development Stage Company
NOTES TO FINANCIAL STATEMENTS
December 31, 2008

NOTE 3 -	CAPITAL STOCK (Continued):

On January 3, 2006, the Company issued 1,500,000 shares of common stock at a purchase price of $0.01667 per share, for an aggregate purchase price of $25,000.

NOTE 4 -	INCOME TAXES:

As of December 31, 2008, the Company has net operating loss carryforwards of approximately $120,000 to reduce future federal and state taxable income through 2028.

The provision for (benefit from) income taxes consists of the following for the Period January 3, 2006 (inception) to December 31, 2008.

	For The Year Ended December 31, 2008	For The Year Ended December 31, 2007	For The Cumulative Period from January 3 2006 (Inception) to December 31, 2008
Current:
Federal	$-	$-	$-
Deferred tax asset:
Federal	15,500	9,700	31,000
Valuation allowance	(15,500)	(9,700)	(31,000)
	$-	$-	$-

The difference between the tax provision at the statutory federal income tax rate and the tax provision attributable to loss before income taxes is as follows:

	For The Year Ended December 31, 2008	For The Year Ended December 31, 2007	For The Cumulative Period from January 3, 2006 (Inception) to December 31, 2008
Statutory federal income tax rate	(34)%	(34)%	(34)%
Surtax exemption	(3)%	10%	9%
Valuation allowance	37%	24%	25%
Income tax rate	0%	0%	0%

NOTE 5 -	RECENT ACCOUNTING PRONOUNCEMENTS:

In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141 (revised 2007), Business Combinations, which replaces SFAS No 141. The statement retains the purchase method of accounting for

LYNX ACQUISITION, INC.
A Development Stage Company
NOTES TO FINANCIAL STATEMENTS
December 31, 2008

NOTE 5 -	RECENT ACCOUNTING PRONOUNCEMENTS (Continued):

acquisitions, but requires a number of changes, including changes in the way assets and liabilities are recognized in the purchase accounting. It also changes the recognition of assets acquired and liabilities assumed arising from contingencies, requires the capitalization of in-process research and development at fair value, and requires the expensing of acquisition-related costs as incurred. SFAS No. 141R is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The adoption of SFAS No. 141(R) before December 15, 2008 is prohibited.  The Company does not expect the adoption of SFAS No. 141(R) to have a material effect on its financial statements.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB 51, which changes the accounting and reporting for minority interests. Minority interests will be recharacterized as noncontrolling interests and will be reported as a component of equity separate from the parent’s equity, and purchases or sales of equity interests that do not result in a change in control will be accounted for as equity transactions. In addition, net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement and, upon a loss of control, the interest sold, as well as any interest retained, will be recorded at fair value with any gain or loss recognized in earnings. SFAS No. 160 is effective for annual periods beginning after December 15, 2008. We are currently assessing the potential impact that adoption of SFAS No. 160 would have on our financial statements.

In March 2008, FASB issued FAS. No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133” (“FAS 161”).  FAS No. 161 changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. FAS No. 161 is effective for fiscal years and interim periods beginning after November 15, 2008. The Company is currently assessing the potential impact that the adoption of FAS 161 could have on its financial statements.

Management does not believe that any other recently issued, but not yet effective account pronouncements, if adopted, would have a material effect on the accompanying financial statements.

NOTE 6 -	SUBSEQUENT EVENTS:

On March 27, 2009, the Company entered into Amended and Restated Promissory Notes for each of the February 22, 2007 loan agreements (see note 2), and new loan agreements with certain of its stockholders in the aggregate amount of $40,000.  These loans accrue interest at 8.25%.  These loans and all accrued interest shall be repaid in full upon the completion of a merger, and if not, the loans, including all accrued interest, will mature on March 27, 2011.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

There are not and have not been any disagreements between the Company and its accountants on any matter of accounting principles, practices or financial statement disclosure.

Item 9A(T). Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company’s management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) that is designed to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

In accordance with Exchange Act Rules 13a-15 and 15d-15, an evaluation was completed under the supervision and with the participation of the Company’s management, including the Company’s President, Principal Financial Officer and Secretary, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this Annual Report.  Based on that evaluation, the Company’s management including the President, Principal Financial Officer and Secretary, concluded that the Company’s disclosure controls and procedures were effective in providing reasonable assurance that information required to be disclosed in the Company’s reports filed or submitted under the Exchange Act was recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms.

Evaluation of Internal Controls and Procedures

Our management is also responsible for establishing and maintaining adequate internal control over financial reporting.  The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Our internal control over financial reporting includes those policies and procedures that:
•	Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;
•
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of the Company’s management and directors; and

•	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

As of December 31, 2008, we carried out an evaluation of the effectiveness of our internal control over financial reporting based on the framework in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2008.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

Changes in Internal Controls over Financial Reporting

There have been no significant changes to the Company’s internal controls over financial reporting that occurred during our last fiscal quarter of the year ended December 31, 2008, that materially affected, or were reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

(a)  Identification of Directors and Executive Officers.  The following table sets forth certain information regarding the Company’s directors and executive officers:

Name	Age	Position	Term
Scott Baily	50	President, Secretary and Director	January 3, 2006 thru Present

Scott Baily, President, Secretary and Director.  Scott Baily has served as President, Secretary and director of the Company since its inception.  Mr. Baily is also the sole officer and director of Scout Acquisition, Inc., which is a publicly-reporting, non-trading, blank check shell company.  Mr. Baily is Chief Operating Officer (COO) and a director of Sands Brothers Venture Capital LLC Funds I-IV. Mr. Baily is involved in all aspects of the management and operation of the venture capital funds. Mr. Baily’s Wall Street career spans nearly 25 years in a variety of senior executive positions at established investment firms. Most recently, he was Senior Partner and Senior Analyst at JPS Fund Group LLC, a hedge fund (2004-2005). From 2001-2004, Mr. Baily was CEO and President of GrandView Partners, a financial advisory firm focused on the small cap and emerging growth sectors. Previously, at BlueStone Capital Partners, from 1996-2001, Mr. Baily was a Senior Vice President, Director of Research, and Senior Equity Analyst. In 2000, while at BlueStone Mr. Baily was named by the Wall Street Journal as an All Star Analyst for his stock-picking ability in the healthcare sector. Earlier in his career, Mr. Baily worked at Barrow Street Research 1988-1996, Smith Barney, Harris Upham, Inc. 1984-1988, and Paine Webber, Jackson & Curtis (1982-1984) in a variety of senior research positions and investment banking. Mr. Baily was educated at Alma College, where he earned a double B.A. degree in Business Administration and Corporate Relations in 1981. Mr. Baily did his graduate work in Business Administration at Central Michigan University (1981-1982) and the University of Detroit (1983).

The Company’s officers and directors are elected annually for a one year term or until their respective successors are duly elected and qualified or until their earlier resignation or removal.

 (b)  Significant Employees.

As of the date hereof, the Company has no significant employees.

(c)  Family Relationships.

There are no family relationships among directors, executive officers, or persons nominated or chosen by the issuer to become directors or executive officers.

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

Based solely on the Company’s review of the copies of the forms received by it during the fiscal year ended December 31, 2008 and written representations that no other reports were required, the Company believes that no person who, at any time during such fiscal year, was a director, officer or beneficial owner of more than 10% of the Company’s common stock failed to comply with all Section 16(a) filing requirements during such fiscal years.

Code of Ethics

We have not adopted a Code of Business Conduct and Ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions in that our officers and directors serve in these capacities.

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

Item 11. Executive Compensation.

The following table sets forth the cash and other compensation paid by the Company to its President and all other executive officers who earned annual compensation exceeding $100,000 for services rendered during the fiscal year ended December 31, 2008 and December 31, 2007.

Name and Position	Year	Total Compensation
Scott Baily, President, Secretary and Director	2008 2007	None None

Director Compensation

We do not currently pay any cash fees to our directors, nor do we pay directors’ expenses in attending board meetings.

Employment Agreements

The Company is not a party to any employment agreements.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

(a)           The following tables set forth certain information as of March 31, 2009, regarding (i) each person known by the Company to be the beneficial owner of more than 5% of the outstanding shares of Common Stock, (ii) each director, nominee and executive officer of the Company and (iii) all officers and directors as a group.

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
_______________
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

(2)	Scott Baily is the President, Secretary and sole director of the Company.

(b)	The Company currently has not authorized any compensation plans or individual compensation arrangements.

Item 13. Certain Relationships and Related Transactions.

On February 22, 2007, the Company issued four promissory notes, bearing eight and one quarter percent (8.25%) interest annually, in the principal amounts of $4,375, $8,750, $17,500, and $4,375 to SBV, SBV-II, SBV-III, and SBV-IV, respectively (the “February 2007 Notes”).  The February 2007 Notes and all accrued interest mature upon completion of a merger, and if no merger is consummated, then the February 2007 Notes were to reach maturity on February 22, 2009.  On March 27, 2009, the Company entered into an Amended and Restated Promissory Note for each of the February 2007 Notes, extending the maturity date of the February 2007 Notes to December 31, 2010.

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

On March 27, 2009, the Company issued four additional promissory notes, bearing eight and one quarter percent (8.25%) interest annually, in the principal amounts of $5,000, $10,000, $20,000, and $5,000 to SBV, SBV-II, SBV-III, and SBV-IV, respectively (the “March 2009 Notes”).  The March 2009 Notes and all accrued interest mature upon completion of a merger, and if no merger is consummated, then the 2008 Notes will reach maturity on March 27, 2011.

Except as otherwise indicated herein, there have been no related party transactions, or any other transactions or relationships required to be disclosed pursuant to Item 404 of Regulation S-B.

Item 14.  Principal Accounting Fees and Services

  Raich Ende Malter & Co. LLP (“Raich Ende”) is the Company's independent registered public accounting firm.

Audit Fees

The aggregate fees billed by Raich Ende for professional services rendered for the audit of our annual financial statements and review of financial statements included in our quarterly reports on Form 10-Q or services that are normally provided in connection with statutory and regulatory filings were approximately $17,500 for the fiscal year ended December 31, 2008 and $17, 500 for the fiscal year ended December 31, 2007.

Audit-Related Fees

There were no fees billed by Raich Ende for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s financial statements for the fiscal years ended December 31, 2008 and December 31, 2007.

Tax Fees

There were no fees billed by Raich Ende for professional services for tax compliance, tax advice, and tax planning for the fiscal years ended December 31, 2008 and December 31, 2007.

All Other Fees

There were no fees billed by Raich Ende for other products and services for the fiscal years ended December 31, 2008 and December 31, 2007.

Audit Committee’s Pre-Approval Process

 The Board of Directors acts as the audit committee of the Company, and accordingly, all services are approved by all the members of the Board of Directors.

Part IV

Item 15. Exhibits, Financial Statement Schedules

(a)  We set forth below a list of our audited financial statements included in Item 8 of this annual report on Form 10-K.

_______________
*Page F-1 follows page 10 to this annual report on Form 10-K.

(b) Index to Exhibits required by Item 601 of Regulation S-K.

Exhibit	Description

*3.1	Certificate of Incorporation

*3.2	By-laws

31.1
Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2008

31.2
Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2008

32.1	Certification of the Company’s Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002

32.2	Certification of the Company’s Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002

*	Filed as an exhibit to the Company's registration statement on Form 10-SB, as filed with the SEC on June 30, 2006, and incorporated herein by this reference.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LYNX ACQUISITION, INC.

Dated: March 31, 2009	By:	/s/ Scott Baily
Scott Baily
President, Secretary and Director
Principal Accounting Officer
Principal Executive Officer
Principal Financial Officer

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Title	Date

/s/ Scott Baily	President, Secretary	March 31, 2009
Scott Baily	and Director