Form 10-Q
period 2009-03-31
LYNX ACQUISITION INC
filed 2009-05-14
CIK 1367922

FORM 10-Q

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).Yes ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 1,500,000 shares of common stock, par value $.0001 per share, outstanding as of May 13, 2009.

LYNX ACQUISITION, INC.

- INDEX -

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements.

LYNX ACQUISITION, INC.
A Development Stage Company
BALANCE SHEETS

	March 31, 2009 (Unaudited)	December 31, 2008

ASSETS

CURRENT ASSETS:
Cash	$41,367	$2,107
Prepaid expenses	1,875	3,750

TOTAL CURRENT ASSETS	$43,242	$5,857

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$11,574	$4,240
Loans payable to stockholders	35,000	-
Accured interest payable to stockholders	3,030	-

TOTAL CURRENT LIABILITIES	49,604	4,240

LONG TERM LIABILITIES:
Loans payable to stockholders	93,750	88,750
Accrued interest payable to stockholders	8,418	9,780
	102,168	98,530

TOTAL LIABILITIES	151,772	102,770

STOCKHOLDERS’ DEFICIENCY:
Preferred stock, $.0001 par value; 10,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $.0001 par value; 75,000,000 shares authorized; 1,500,000 shares issued and outstanding	150	150
Additional paid-in capital	24,850	24,850
Deficit accumulated during the development stage	(133,530)	(121,913)

TOTAL STOCKHOLDERS’ DEFICIENCY	(108,530)	(96,913)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$43,242	$5,857

See accompanying notes to unaudited financial statements.

LYNX ACQUISITION, INC.
A Development Stage Company
STATEMENTS OF OPERATIONS
(unaudited)

	For the Three Months Ended March 31,		For the Cumulative Period from January 3, 2006 (Inception) to March 31,
	2009	2008	2009
REVENUE	$-	$-	$-

General and administrative expenses	9,949	10,817	122,082

LOSS BEFORE OTHER EXPENSES	(9,949)	(10,817)	(122,082)

OTHER EXPENSES:
Interest expense	1,668	1,052	11,448

NET LOSS	$(11,617)	$(11,869)	$(133,530)

BASIC AND DILUTED NET LOSS PER SHARE	$(.01)	$(.01)

WEIGHTED AVERAGE NUMBER OF SHARES USED IN COMPUTING BASIC AND DILUTED NET LOSS PER SHARE	1,500,000	1,500,000

See accompanying notes to unaudited financial statements.

LYNX ACQUISITION, INC.
A Development Stage Company
STATEMENT OF STOCKHOLDERS’ DEFICIENCY

	Preferred Stock		Common Stock		Additional Paid-in	(Deficit) Accumulated During the Development	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Stage	Deficiency
BALANCE, JANUARY 3, 2006	-	$-	-	$-	$-	$-	$-
Issuance of common stock	-	-	1,500,000	150	24,850	-	25,000
Net (loss)	-	-	-	-	-	(38,730)	(38,730)
BALANCE, DECEMBER 31, 2006	-	-	1,500,000	150	24,850	(38,730)	(13,730)
Net (loss)	-	-	-	-	-	(41,299)	(41,299)
BALANCE, DECEMBER 31, 2007	-	-	1,500,000	150	24,850	(80,029)	(55,029)
Net (loss)	-	-	-	-	-	(41,884)	(41,884)
BALANCE, DECEMBER 31, 2008	-	-	1,500,000	150	24,850	(121,913)	(96,913)
Net (loss)			-	-	-	(11,617)	(11,617)
BALANCE, MARCH 31, 2009 (UNAUDITED)	-	$-	1,500,000	$150	$24,850	$(133,530)	$(108,530)

See accompanying notes to unaudited financial statements.

LYNX ACQUISITION, INC.
A Development Stage Company
STATEMENTS OF CASH FLOWS
(unaudited)

	For the Three Months Ended March 31,		For the Cumulative Period from January 3, 2006 (Inception) to March 31,
	2009	2008	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(11,617)	$(11,869)	$(133,530)
Adjustments to reconcile net (loss) to net cash used in operating activities:
Changes in operating assets and liabilities:
Decrease (increase) in prepaid expenses	1,875	625	(1,875)
Increase in accounts payable and accrued expenses	7,334	3,500	11,574
Increase in accrued interest payable to stockholders	1,668	1,052	11,448
Net cash used in operating activities	(740)	(6,692)	(112,383)

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from issuance of common stock	-	-	25,000
Proceeds from stockholder loans	40,000	35,000	128,750
Net cash provided by financing activities	40,000	35,000	153,750

NET INCREASE IN CASH	39,260	28,308	41,367

Cash, beginning of period	2,107	7,055	-

CASH, END OF PERIOD	$41,367	$35,363	$41,367

See accompanying notes to unaudited financial statements.

LYNX ACQUISITION, INC.
A Development Stage Company
NOTES TO UNAUDITED FINANCIAL STATEMENTS
March 31, 2009

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

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. The Company has had no revenue and has incurred accumulated net losses from January 3, 2006 (inception) through March 31, 2009 of $133,530. In addition, the Company’s development activities since inception have been financially sustained through stockholder loans. The ability of the company to continue as a going concern is dependent upon its ability to find a suitable acquisition/merger candidate, raise additional capital from the sale of common stock, receive additional loans from its shareholders and, ultimately, the achievement of significant operating revenues. The accompanying financial statements do not include any adjustments that might be required should the Company be unable to recover the value of its assets or satisfy its liabilities. Management plans to issue more shares of common stock in order to raise money and to continue to borrow from the Company’s existing stockholders until a business combination is effective.

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
March 31, 2009

NOTE 1    -         ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued):

(e)	Income Taxes:

As required by FASB interpretation No. 48, “Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109” (“FIN 48”), the Company recognizes the financial statement benefit of an uncertain tax position only after considering the probability that a tax authority would sustain the position in an examination. For tax positions meeting a "more-likely-than-not" threshold, the amount recognized in the financial statements is the benefit expected to be realized upon settlement with the tax authority. For tax positions not meeting the threshold, no financial statement benefit is recognized. The Company recognizes interest and penalties, if any, related to uncertain tax positions in income tax expense. As of March 31, 2009, the Company is unaware of any uncertain tax positions.

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

(h)	Business Combinations:

Effective January 1, 2009, the Company adopted SFAS No. 141(R) and 160 and FSP 141(R)-1 without any effect.

Statement of Financial Accounting Standards No. 141(R), “Business Combinations” (“SFAS 141R”), which replaced SFAS No. 141, “Business Combinations”, establishes principles and requirements for determining how an enterprise recognizes and measures the fair value of certain assets and liabilities acquired in a business combination, including noncontrolling interests, contingent consideration and certain acquired contingencies. SFAS 141(R) also requires acquisition-related transaction expenses and restructuring costs be expensed as incurred rather than capitalized as a component of the business combination.

LYNX ACQUISITION, INC.
A Development Stage Company
NOTES TO UNAUDITED FINANCIAL STATEMENTS
March 31, 2009

NOTE 1    -         ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued):

(h)	Business Combinations (continued):

Financial Staff Position (“FSP”) 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies”, amended and clarified SFAS 141R to address application issues associated with initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination.

Statement of Financial Accounting Standards No. No. 160, “Noncontrolling Interests in Consolidated Financial Statements – An Amendment of ARB No. 51” (“SFAS 160”), establishes accounting and reporting standards for the noncontrolling interest in a subsidiary (previously referred to as minority interests). SFAS 160 also requires that a retained noncontrolling interest upon the deconsolidation of a subsidiary be initially measured at its fair value. SFAS 160 also requires reporting any noncontrolling interests as a separate component of stockholders’ equity and presenting any net income allocable to noncontrolling interests and net income attributable to stockholders of the Company separately in its consolidated statements of income.

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

On March 13, 2008, the Company entered into loan agreements with certain of its stockholders in the aggregate amount of $35,000.  These loans accrue interest at 8.25%.  These loans and all accrued interest shall be repaid in full upon the completion of a merger, and if not, the loans, including all accrued interest, will mature on March 13, 2010. At March 31, 2009, these loans and related accrued interest of $3,030 are included in current liabilities.

On March 27, 2009, the Company entered into loan agreements with certain of its stockholders in the aggregate amount of $40,000.  These loans accrue interest at 8.25%.  These loans and all accrued interest shall be repaid in full upon the completion of a merger, and if not, the loans, including all accrued interest, will mature on March 27, 2011.

LYNX ACQUISITION, INC.
A Development Stage Company
NOTES TO UNAUDITED FINANCIAL STATEMENTS
March 31, 2009
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

NOTE 4    -          INCOME TAXES:

As of March 31, 2009, the Company has net operating loss carryforwards of approximately $134,000 to reduce future federal and state taxable income through 2029.

The provision for (benefit from) income taxes consists of the following for the period January 3, 2006 (inception) to March 31, 2009.

	For the Three Months Ended March 31, 2009		For the Three Months Ended March 31, 2008	For the Cumulative Period from January 3, 2006 (Inception) to March 31, 2009
Current:
Federal	$		$-	$-
Deferred:
Federal		(4,300)	(4,100)	(35,300)
Valuation allowance		4,300	4,100	35,300
		$-	$-	$-

The difference between the tax provision at the statutory federal income tax rate and the tax provision attributable to loss before income taxes is as follows:
	For the Three Months Ended March 31, 2009	For the Three Months Ended March 31, 2008	For the Cumulative Period from January 3 2006 (Inception) to March 31, 2009
Statutory federal income tax rate	(34)%	(34)%	(34)%
Surtax exemption	(3)%	(0)%	8%
Valuation allowance	37%	34%	26%
Income tax rate	0%	0%	0%

LYNX ACQUISITION, INC.
A Development Stage Company
NOTES TO UNAUDITED FINANCIAL STATEMENTS
March 31, 2009

NOTE 5    -          RECENT ACCOUNTING PRONOUNCEMENTS:

In April 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments.  This FSP amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements.  This FSP also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods.  This FSP shall be effective for interim reporting periods ending after June 15, 2009.  The Company will comply with the additional disclosure requirements beginning in the second quarter of 2009.

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments. This FSP requires entities to separate any other-than-temporary impairment of a debt security into two components when there are credit related losses associated with the impaired debt security for which management asserts that it does not have the intent to sell the security, and it is more likely than not that it will not be required to sell the security before recovery of its cost basis. The amount of the other-than-temporary impairment related to a credit loss is recognized in earnings, and the amount of the other-than-temporary impairment related to other factors is recorded in other comprehensive loss. This FSP shall be effective for periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company currently does not have any debt security investments.

In April 2009, the SEC released Staff Accounting Bulletin No. 111 (“SAB 111”) which amends SAB Topic 5-M.  SAB 111 notes that FSP No. 115-2 and FAS 124-2 were scoped to debt securities only, and the FSP referred readers to SEC SAB Topic 5-M for factors to consider with respect to other-than-temporary impairments for equity securities.  With the amendments in SAB 111, debt securities are excluded from the scope of Topic 5-M, but the SEC staff’s views on equity securities are still included within the topic.  The Company currently does not have any financial assets that are other-than-temporary impaired.

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

Liquidity and Capital Resources

As of March 31, 2009 and 2008, the Company had assets equal to $43,242, comprised exclusively of cash and prepaid expenses. This compares with assets of $5,857, comprised exclusively of cash and prepaid expenses, as of December 31, 2008. The Company’s current liabilities as of March 31, 2009 totaled $49,604, comprised exclusively of accounts payable and accrued expenses, loans payable to stockholders and accrued interest payable to stockholders.  This compares to the Company’s current liabilities as of December 31, 2008 of $4,240, comprised exclusively of accounts payable and accrued expenses.  The Company can provide no assurance that it can continue to satisfy its cash requirements for at least the next twelve months.

The following is a summary of the Company's cash flows provided by (used in) operating, investing, and financing activities for the three months ended March 31, 2009 and March 31, 2008 and for the cumulative period from January 3, 2006 (inception) to March 31, 2009:

	For the Three Months Ended March 31, 2009	For the Three Months Ended March 31, 2008	For the Cumulative Period from January 3, 2006 (Inception) to March 31, 2009
Net cash used in operating activities	$(740)	$(6,692)	$(112,383)
Net cash used in investing activities	$-	$-	$-
Net cash provided by financing activities	$40,000	$35,000	$153,750
Net increase in cash	$39,260	$28,308	$41,367

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

Results of Operations

The Company has not conducted any active operations since inception, except for its efforts to locate suitable acquisition candidates. No revenue has been generated by the Company from January 3, 2006 (inception) to March 31, 2009.  It is unlikely the Company will have any revenues unless it is able to effect an acquisition or merger with an operating company, of which there can be no assurance.  It is management's assertion that these circumstances may hinder the Company's ability to continue as a going concern.  The Company’s plan of operation for the next twelve months shall be to continue its efforts to locate suitable acquisition candidates.

For the three months ended March 31, 2009, the Company had a net loss of $11,617 consisting of interest expense on stockholder loans and legal, accounting, audit and other professional service fees incurred in relation to the filing of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 in March of 2009.  This compares with a net loss of $11,869 for the three months ended March 31, 2008, consisting of interest expense on stockholder loans and legal, accounting, audit and other professional service fees incurred in relation to the filing of the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2007 in March of 2008.

For the cumulative period from January 3, 2006 (inception) to March 31, 2009, the Company had a net loss of $133,530, consisting of interest expense on stockholder loans and legal, accounting, audit and other professional service fees incurred in relation to the formation of the Company, the filing of the Company’s Registration Statement on Form 10-SB in June of 2006, the filing of the Company’s Quarterly Reports on Form 10-QSB and Form 10-Q and the filing of the Company’s Annual Reports on Form 10-KSB and Form 10-K.

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

As of March 31, 2009, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and our principal financial officer of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting during the quarter ended March 31, 2009 that have materially affected or are reasonably likely to materially affect our internal controls.

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

None.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Submission of Matters to a Vote of Security Holders.

None.

Item 5.  Other Information.

On February 22, 2007, the Company issued four promissory notes, bearing eight and one quarter percent (8.25%) interest annually, in the principal amounts of $4,375, $8,750, $17,500, and $4,375 to Sands Brother Venture Capital, LLC (“SBV”), Sands Brothers Venture Capital II, LLC (“SBV-II”), Sands Brothers Venture Capital III, LLC (“SBV-III”), and Sands Brothers Venture Capital IV, LLC (“SBV-IV”), respectively (the “February 2007 Notes”).  The February 2007 Notes and all accrued interest mature upon completion of a merger, and if no merger is consummated, then the February 2007 Notes were to reach maturity on February 22, 2009.  On March 27, 2009, the Company entered into an Amended and Restated Promissory Note for each of the February 2007 Notes, extending the maturity date of the February 2007 Notes to December 31, 2010.

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

31.1
Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009.

31.2
Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009.

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

Dated: May 13, 2009	LYNX ACQUISITION, INC.

	By:	/s/ Scott Baily
Scott Baily
President, Secretary, and Director
Principal Executive Officer
Principal Financial Officer