Form 10-K
period 2009-12-31
LYNX ACQUISITION INC
filed 2010-03-30
CIK 1367922

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission File Number 000-52088

LYNX ACQUISITION, INC.
 (Exact name of registrant as specified in its charter)

Delaware	26-0133326
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

c/o Sands Brothers Venture Capital LLC, 15 Valley Drive, Greenwich, CT 06831

(Address of principal executive offices)

(203) 661-7500

(Registrant’s telephone number, including area code)

Securities registered under Section 12(b) of the Exchange Act:

None.

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, $0.0001 par value per share

(Title of Class)

Check whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐  No ☒

Check whether the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes ☐ No ☒

Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Check whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐  No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K (§229.405 of this chapter) contained herein, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Check whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☐

Non-accelerated Filer ☐	Smaller Reporting Company ☒
(Do not check if a smaller reporting company.)

Check whether the issuer is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☒  No ☐

As of December 31, 2009, there were no non-affiliate holders of common stock of the Company.

APPLICABLE ONLY TO CORPORATE REGISTRANTS

As of March 30, 2010, there were 1,500,000 shares of common stock, par value $.0001, outstanding.

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

Item 4. Submission of Matters to a Vote of Security Holders.

None.

PART II

Item 5. Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities.

Common Stock

Our Certificate of Incorporation authorizes the issuance of up to 75,000,000 shares of common stock, par value $.0001 per share (the “Common Stock”).  The Common Stock is not listed on a publicly-traded market.  As of March 30, 2010, there were 4 holders of record of the Common Stock.

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

Recent Sales of Unregistered Securities

The Company has not issued any unregistered securities during the fiscal quarter ended December 31, 2009.

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

Liquidity and Capital Resources

As of December 31, 2009, the Company had assets equal to $12,563, comprised exclusively of cash and prepaid assets.  This compares with the Company’s assets equal to $5,857, as of December 31, 2008.  The Company’s current liabilities as of December 31, 2009 totaled $109,055, comprised exclusively of accounts payable and accrued expenses, loans payable to stockholders, and accrued interest payable to stockholders.  This compares with the Company’s current liabilities of $4,240 as of December 31, 2008, comprised exclusively of accounts payable and accrued expenses.  The Company can provide no assurance that it can continue to satisfy its cash requirements for at least the next twelve months.

The following is a summary of the Company's cash flows provided by (used in) operating, investing, and financing activities for the years ended December 31, 2009 and December 31, 2008 and for the cumulative period from January 3, 2006 (Inception) to December 31, 2009.

	The Year Ended December 31, 2009	The Year Ended December 31, 2008	For the Cumulative Period from January 3, 2006 (Inception) to December 31, 2009
Net Cash (Used in) Operating Activities	$(34,544)	$(39,948)	$(146,187)
Net Cash (Used in) Investing Activities	-	-	-
Net Cash Provided by Financing Activities	$40,000	$35,000	$153,750
Net Increase (Decrease) in Cash	$5,456	$(4,948)	$7,563

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

Results of Operations

The Company has not conducted any active operations since inception, except for its efforts to locate suitable acquisition candidates. No revenue has been generated by the Company from January 3, 2006 (Inception) to December 31, 2009.  It is unlikely the Company will have any revenues unless it is able to effect an acquisition or merger with an operating company, of which there can be no assurance.  It is management's assertion that these circumstances may hinder the Company's ability to continue as a going concern.  The Company’s plan of operation for the next twelve months shall be to continue its efforts to locate suitable acquisition candidates.

For the fiscal year ended December 31, 2009, the Company had a net loss of $42,091, consisting of legal, accounting, audit, and other professional service fees incurred in relation to the preparation and filing of the Company’s periodic reports.

For the year ended December 31, 2008, the Company had a net loss of $41,884 comprised exclusively of legal, accounting, audit, and other professional service fees incurred in relation to the preparation and filing of the Company’s periodic reports.

For the period from January 3, 2006 (Inception) to December 31, 2009, the Company had a net loss of $164,004 comprised exclusively of legal, accounting, audit, and other professional service fees incurred in relation to the formation of the Company, the filing of the Company’s Registration Statement on Form 10 in June of 2006, and the filing of the Company’s periodic reports.

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

LYNX ACQUISITION, INC.
A Development Stage Company
DECEMBER 31, 2009

- TABLE OF CONTENTS -

Page(s)

Financial Statements:

Report of Independent Registered Public Accounting Firm	F - 2

Balance Sheets	F - 3

Statements of Operations	F - 4

Statement of Stockholders’ Deficiency	F - 5

Statements of Cash Flows	F - 6

Notes to Financial Statements	F - 7 – F - 12

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Lynx Acquisition, Inc.
New York, NY

We have audited the accompanying balance sheets of Lynx Acquisition, Inc. (a development stage company) (the “Company”) as of December 31, 2009 and 2008, and the related statements of operations, stockholders’ deficiency, and cash flows for the years then ended, and the cumulative period January 3, 2006 (inception) through December 31, 2009. The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Lynx Acquisition, Inc. as of December 31, 2009 and 2008, and the results of its operations and its cash flows for the years then ended and the cumulative period January 3, 2006 (inception) through December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company is in the development stage and has incurred net losses since inception. This raises substantial doubt about its ability to continue as a going concern. Management’s plans in regards to these matters are also described in Note 1. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Raich Ende Malter & Co. LLP

Raich Ende Malter & Co. LLP
New York, New York
March 30, 2010

LYNX ACQUISITION, INC.
A Development Stage Company
BALANCE SHEETS

	December 31, 2009	December 31, 2008
ASSETS
CURRENT ASSETS:
Cash	$7,563	$2,107
Prepaid expenses	5,000	3,750

TOTAL ASSETS	$12,563	$5,857

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$4,000	$4,240
Loans payable to stockholders	88,750	-
Accrued interest payable to stockholders	16,305	-

TOTAL CURRENT LIABILITIES	109,055	4,240

LONG TERM LIABILITIES:
Loans payable to stockholders	40,000	88,750
Accrued interest payable to stockholders	2,512	9,780

	42,512	98,530

TOTAL LIABILITIES	151,567	102,770

STOCKHOLDERS’ DEFICIENCY:
Preferred stock, $.0001 par value; 10,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $.0001 par value; 75,000,000 shares authorized; 1,500,000 shares issued and outstanding	150	150
Additional paid-in capital	24,850	24,850
Deficit accumulated during the development stage	(164,004)	(121,913)

TOTAL STOCKHOLDERS’ DEFICIENCY	(139,004)	(96,913)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$12,563	$5,857

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

LYNX ACQUISITION, INC.
A Development Stage Company
STATEMENTS OF OPERATIONS

	For the Year Ended December 31, 2009	For the Year Ended December 31, 2008	For the Period from January 3, 2006 (Inception) to December 31, 2009

REVENUE	$-	$-	$-

General and administrative expenses	33,054	35,938	145,187

LOSS BEFORE OTHER EXPENSES	(33,054)	(35,938)	(145,187)

OTHER EXPENSES:
Interest expense	9,037	5,946	18,817

NET (LOSS)	$(42,091)	$(41,884)	$(164,004)

BASIC AND DILUTED NET (LOSS) PER SHARE	$(.03)	$(.03)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	1,500,000	1,500,000

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

LYNX ACQUISITION, INC.
A Development Stage Company
STATEMENT OF STOCKHOLDERS’ DEFICIENCY

						(Deficit)
						Accumulated
					Additional	During the
	Preferred Stock		Common Stock		Paid-in	Development	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Stage	Deficiency
BALANCE, JANUARY 3, 2006	-	$-	-	$-	$-	$-	$-
Issuance of common stock	-	-	1,500,000	150	24,850	-	25,000
Net (loss)	-	-	-	-	-	(38,730)	(38,730)
BALANCE, DECEMBER 31, 2006	-	-	1,500,000	150	24,850	(38,730)	(13,730)
Net (loss)	-	-	-	-	-	(41,299)	(41,299)
BALANCE, DECEMBER 31, 2007	-	-	1,500,000	150	24,850	(80,029)	(55,029)
Net (loss)	-	-	-	-	-	(41,884)	(41,884)
BALANCE, DECEMBER 31, 2008	-	-	1,500,000	150	24,850	(121,913)	(96,913)
Net (loss)	-	-	-	-	-	(42,091)	(42,091)
BALANCE, DECEMBER 31, 2009	-	$-	1,500,000	$150	$24,850	$(164,004)	$(139,004)

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

LYNX ACQUISITION, INC.
A Development Stage Company
STATEMENTS OF CASH FLOWS

	For the Year Ended December 31, 2009	For the Year Ended December 31, 2008	For the Period from January 3, 2006 (Inception) to December 31, 2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(42,091)	$(41,884)	$(164,004)
Adjustments to reconcile net (loss) to net cash used in operating activities:
Changes in operating assets and liabilities:
(Increase) in prepaid expenses	(1,250)	(1,250)	(5,000)
Increase (decrease) in accounts payable and accrued expenses	(240)	(2,760)	4,000
Accrued interest payable to stockholders	9,037	5,946	18,817
Net cash used in operating activities	(34,544)	(39,948)	(146,187)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	-	-	25,000
Proceeds from stockholder loans	40,000	35,000	128,750
Net cash provided by financing activities	40,000	35,000	153,750

NET INCREASE (DECREASE) IN CASH	5,456	(4,948)	7,563

Cash, beginning of period	2,107	7,055	-

CASH, END OF PERIOD	$7,563	$2,107	$7,563

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

 LYNX ACQUISITION, INC.
A Development Stage Company
NOTES TO FINANCIAL STATEMENTS
December 31, 2009

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

The Company is currently in the development stage. All activities of the Company to date relate to its organization, initial funding, share issuances, and filing of the Company’s periodic reports.

(b)	Basis of Presentation:

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. The Company has had no revenue and has incurred accumulated net losses from January 3, 2006 (inception) through December 31, 2009 of $164,004. In addition, the Company’s development activities since inception have been financially sustained through stockholder loans. The ability of the company to continue as a going concern is dependent upon its ability to find a suitable acquisition/merger candidate, raise additional capital from the sale of common stock, receive additional loans from its shareholders and, ultimately, the achievement of significant operating revenues. The accompanying financial statements do not include any adjustments that might be required should the Company be unable to recover the value of its assets or satisfy its liabilities. Management plans to issue more shares of common stock in order to raise money and/or continue to borrow from the Company’s existing stockholders until a business combination is effective.

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

The Company recognizes the financial statement benefit of an uncertain tax position only after considering the probability that a tax authority would sustain the position in an examination. For tax positions meeting a "more-likely-than-not" threshold, the amount recognized in the financial statements is the benefit expected to be realized upon settlement with the tax authority. For tax positions not meeting the threshold, no financial statement benefit is recognized. The Company recognizes interest and penalties, if any, related to uncertain tax positions in income tax expense. As of December 31, 2009, the Company is unaware of any uncertain tax positions.

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

The Company adopted the Financial Accounting Standards Board Fair Value Measurements, as it applies to its financial statements. This standard defines fair value, outlines a framework for measuring fair value, and details the required disclosures about fair value measurements.

Fair value is defined as the price that would be received to sell an asset, or paid to transfer a liability, in an orderly transaction between market participants at the measurement date in the principal or most advantageous market. The standard establishes a hierarchy in determining the fair value of an asset or liability. The fair value hierarchy has three levels of inputs, both observable and unobservable. The standard requires the utilization of the lowest possible level of input to determine fair value. Level 1 inputs include quoted market prices in an active market for identical assets or liabilities. Level 2 inputs are market data, other than Level 1, that are observable either directly or indirectly. Level 2 inputs include quoted market prices for similar assets or liabilities, quoted market prices in an inactive market, and other observable information that can be corroborated by market data. Level 3 inputs are unobservable and corroborated by little or no market data.

NOTE 1 -	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued):

(g)	Fair Value of Financial Instruments:

The carrying value of current assets and liabilities approximates fair value due to the short period of time to maturity. The carrying amount of notes payable approximate their fair value, using level three inputs, as the current interest rate on such instruments approximates current market rates on similar instruments.

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

On March 13, 2008, the Company entered into loan agreements with certain of its stockholders in the aggregate amount of $35,000. These loans accrued interest at 8.25%. These loans and all accrued interest shall be repaid in full upon the completion of a merger, and if not, the loans, including all accrued interest, were to mature on March 13, 2010. On March 12, 2010, the Company entered into an amended and restated promissory note for each of these loan agreements, extending the maturity dates to December 31, 2010 and  increasing the interest rate to 12%.

On March 27, 2009, the Company entered into loan agreements with certain of its stockholders in the aggregate amount of $40,000. These loans accrue interest at 8.25%. These loans and all accrued interest shall be repaid in full upon the completion of a merger, and if not, the loans, including all interest, will mature on March 27, 2011.

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

As of December 31, 2009, the Company has net operating loss carryforwards of approximately $165,000 to reduce future federal and state taxable income through 2029.

The Company currently has no federal or state tax examinations in progress nor has it had any federal or state examinations since its inception. All of the Company’s tax years are subject to federal and state tax examination.

The provision for (benefit from) income taxes consists of the following for the Period January 3, 2006 (inception) to December 31, 2009.

	For The Year Ended December 31, 2009	For The Year Ended December 31, 2008	For The Cumulative Period from January 3, 2006 (Inception) to December 31, 2009
Current:
Federal	$-	$-	$-
Deferred tax asset:
Federal	16,200	15,500	47,200
Valuation allowance	(16,200)	(15,500)	(47,200)
	$-	$-	$-

NOTE 4 -	INCOME TAXES (Continued):

The difference between the tax provision at the statutory federal income tax rate and the tax provision attributable to loss before income taxes is as follows:

	For The Year Ended December 31, 2009	For The Year Ended December 31, 2008	For The Cumulative Period from January 3 2006 (Inception) to December 31, 2009
Statutory federal income tax rate	(34)%	(34)%	(34)%
Surtax exemption	(5)%	(3)%	5%
Valuation allowance	39%	37%	29%
Income tax rate	0%	0%	0%

NOTE 5 -	RECENT ACCOUNTING PRONOUNCEMENTS:

Codification

In July 2009, the Financial Accounting Standards Board’s (FASB) Accounting Standards Codification (ASC) became the single official source of authoritative, nongovernmental generally accepted accounting principles (“US-GAAP” or “GAAP”) in the United States. This guidance is contained in ASC Topic 105 “Generally Accepted Accounting Principles.” The historical GAAP hierarchy was eliminated and the ASC became the only level of authoritative GAAP, other than guidance issued by the Securities and Exchange Commission. This guidance is effective for interim and annual periods ending after September 15, 2009. The Company adopted the provisions of this guidance as of September 30, 2009. The Company’s accounting policies were not affected by the conversion to the ASC. However, references to specific accounting standards have been changed to refer to the appropriate section of the ASC.

Fair Value Measurements

In September 2006, the FASB issued guidance that defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. This guidance is contained in ASC Topic 820 “Fair Value Measurements and Disclosures.” This guidance does not require any new fair value measurements, but applies under other accounting pronouncements that require or permit fair value measurements. The effective date of this guidance for financial assets and liabilities that are recognized or disclosed at fair value on a recurring basis was January 1, 2008, and the Company did adopt the provisions of this guidance at that time as it related to financial assets and liabilities recognized or disclosed at fair value on a recurring basis. Effective January 1, 2009, pursuant to this guidance, the Company adopted the provisions of this guidance as it relates to non financial assets and liabilities that are not recognized or disclosed at fair value on a recurring basis. The adoption of this guidance had no impact on the Company’s financial statements.

NOTE 5 -	RECENT ACCOUNTING PRONOUNCEMENTS (Continued):

In April 2009, the FASB issued guidance that extends the disclosure requirements regarding the fair value of financial instruments to interim financial statements of publicly traded companies. This guidance is primarily contained in ASC Topic 825 “Financial Instruments” and ASC Topic 270 “Interim Reporting.” This guidance is effective for interim periods ending after June 15, 2009. The adoption of this guidance had no impact on the Company’s financial statements.

Subsequent Events

In February 2010, the FASB issued an update to ASC Topic 855 “Subsequent Events.” The update does not require significant changes regarding recognition or disclosure of subsequent events, but does require evaluation of subsequent events through the date the financial statements are issued. The update was effective upon issuance.

NOTE 6 -	SUBSEQUENT EVENTS:

Subsequent events have been evaluated through the time or the filing of our annual report on Form 10-K.

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

As of December 31, 2009, we carried out an evaluation of the effectiveness of our internal control over financial reporting based on the framework in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2009.

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

Changes in Internal Controls over Financial Reporting

There have been no significant changes to the Company’s internal controls over financial reporting that occurred during our last fiscal quarter of the year ended December 31, 2009, that materially affected, or were reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

(a)  Identification of Directors and Executive Officers.  The following table sets forth certain information regarding the Company’s directors and executive officers:

Name	Age	Position	Term

Scott Baily	52	President, Secretary and Director	January 3, 2006 thru Present

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

Based solely on the Company’s review of the copies of the forms received by it during the fiscal year ended December 31, 2009 and written representations that no other reports were required, the Company believes that no person who, at any time during such fiscal year, was a director, officer or beneficial owner of more than 10% of the Company’s common stock failed to comply with all Section 16(a) filing requirements during such fiscal years.

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

Item 11. Executive Compensation.

The following table sets forth the cash and other compensation paid by the Company to its President and all other executive officers who earned annual compensation exceeding $100,000 for services rendered during the fiscal year ended December 31, 2009 and December 31, 2008.

Name and Position	Year	Total Compensation

Scott Baily, President, Secretary and Director	2009	None
	2008	None

Director Compensation

We do not currently pay any cash fees to our directors, nor do we pay directors’ expenses in attending board meetings.

Employment Agreements

The Company is not a party to any employment agreements.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

(a)           The following tables set forth certain information as of March 30, 2010, regarding (i) each person known by the Company to be the beneficial owner of more than 5% of the outstanding shares of Common Stock, (ii) each director, nominee and executive officer of the Company and (iii) all officers and directors as a group.

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

On March 13, 2008, the Company issued four additional promissory notes, bearing eight and one quarter percent (8.25%) interest annually, in the principal amounts of $4,375, $8,750, $17,500, and $4,375 to SBV, SBV-II, SBV-III, and SBV-IV, respectively (the “March 2008 Notes”).  The March 2008 Notes and all accrued interest mature upon completion of a merger, and if no merger is consummated, then the 2008 Notes were to reach maturity on March 13, 2010.  On March 12, 2010, pursuant to the terms and conditions of the March 2008 Notes, the Company amended and restated the March 2008 Notes to extend the maturity date from March 13, 2010 to December 31, 2010 in the event the Company does not complete a merger transaction or similar transaction and to increase the interest rate to twelve percent (12%) annually.  The noteholders, principal amounts and other terms and conditions of the A&R Notes remain identical to the terms and condition of the March 2008 Notes.

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

Director Independence

The Company is not a listed issuer whose securities are listed on a national securities exchange, or an inter-dealer quotation system which has requirements that a majority of the board of directors be independent.  Under NASDAQ Rule 5605(a)(2)(A), a director is not considered to be independent if he or she also is an executive officer or employee of the corporation.  Under such definition, Scott Baily, our sole director, would not be considered independent as he also serves as our sole officer of the Company.

Except as otherwise indicated herein, there have been no related party transactions, or any other transactions or relationships required to be disclosed pursuant to Item 404 or 407(a) of Regulation S-K.

Item 14.  Principal Accounting Fees and Services

  Raich Ende Malter & Co. LLP (“Raich Ende”) is the Company's independent registered public accounting firm.

Audit Fees

The aggregate fees billed by Raich Ende for professional services rendered for the audit of our annual financial statements and review of financial statements included in our quarterly reports on Form 10-Q or services that are normally provided in connection with statutory and regulatory filings were approximately $14,000 for the fiscal year ended December 31, 2009 and $17, 500 for the fiscal year ended December 31, 2008.

Audit-Related Fees

There were no fees billed by Raich Ende for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s financial statements for the fiscal years ended December 31, 2009 and December 31, 2008.

Tax Fees

There were no fees billed by Raich Ende for professional services for tax compliance, tax advice, and tax planning for the fiscal years ended December 31, 2009 and December 31, 2008.

All Other Fees

There were no fees billed by Raich Ende for other products and services for the fiscal years ended December 31, 2009 and December 31, 2008.

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

31.1
Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2009

31.2
Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2009

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

LYNX ACQUISITION, INC.

Dated: March 30, 2010	By:	/s/ Scott Baily
Scott Baily
President, Secretary and Director
Principal Accounting Officer
Principal Executive Officer
Principal Financial Officer

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Title	Date

/s/ Scott Baily	President, Secretary	March 30, 2010
Scott Baily	and Director