Form 10-Q
period 2010-06-30
LYNX ACQUISITION INC
filed 2010-08-11
CIK 1367922

FORM 10-Q

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 1,500,000 shares of common stock, par value $.0001 per share, outstanding as of August 11, 2010.

LYNX ACQUISITION, INC.

- INDEX -

		Page
PART I – FINANCIAL INFORMATION:

Item 1.	Financial Statements:

	Balance Sheets as of June 30, 2010 (Unaudited) and December 31, 2009	3

	Statements of Operations (Unaudited) for the Three and Six Months Ended June 30, 2010 and 2009 and for the Cumulative Period from January 3, 2006 (Inception) to June 30, 2010	4

	Statement of Stockholders’ Deficiency (Unaudited) for the Period from January 3, 2006 (Inception) to June 30, 2010	5

	Statements of Cash Flows (Unaudited) for the Six Months Ended June 30, 2010 and 2009 and for the Cumulative Period from January 3, 2006 (Inception) to June 30, 2010	6

	Notes to Unaudited Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	14

Item 4T.	Controls and Procedures	14

PART II – OTHER INFORMATION:

Item 1.	Legal Proceedings	14

Item 1A.	Risk Factors	14

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	15

Item 3.	Defaults Upon Senior Securities	15

Item 4.	Removed and Reserved.	15

Item 5.	Other Information	15

Item 6.	Exhibits	15

Signatures		16

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements.
LYNX ACQUISITION, INC.
(A Development Stage Company)
BALANCE SHEETS

	June 30, 2010 (Unaudited)	December 31, 2009
ASSETS

CURRENT ASSETS:
Cash	$20,213	$7,563
Prepaid expenses	1,250	5,000

TOTAL ASSETS	$21,463	$12,563

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$10,000	$4,000
Loans payable to stockholders	128,750	88,750
Accrued interest payable to stockholders	24,127	16,305

TOTAL CURRENT LIABILITIES	162,877	109,055

LONG TERM LIABILITIES:
Loans payable to stockholders	20,000	40,000
Accrued interest payable to stockholders	600	2,512
	20,600	42,512

TOTAL LIABILITIES	183,477	151,567

STOCKHOLDERS’ DEFICIENCY:
Preferred stock, $.0001 par value; 10,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $.0001 par value; 75,000,000 shares authorized; 1,500,000 shares issued and outstanding	150	150
Additional paid-in capital	24,850	24,850
Deficit accumulated during the development stage	(187,014)	(164,004)

TOTAL STOCKHOLDERS’ DEFICIENCY	(162,014)	(139,004)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$21,463	$12,563

LYNX ACQUISITION, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,		For the Cumulative Period from January 3, 2006 (Inception) to June 30,
	2010	2009	2010	2009	2010
REVENUE	$-	$-	$-	$-	$-

General and administrative expenses	6,725	6,680	17,100	16,629	162,287

LOSS BEFORE OTHER EXPENSES	(6,725)	(6,680)	(17,100)	(16,629)	(162,287)

OTHER EXPENSES:
Interest expense	3,454	2,456	5,910	4,124	24,727

NET (LOSS)	$(10,179)	$(9,136)	$(23,010)	$(20,753)	$(187,014)

BASIC AND DILUTED NET LOSS PER SHARE	$(.01)	$(.01)	$(.02)	$(.01)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	1,500,000	1,500,000	1,500,000	1,500,000

LYNX ACQUISITION, INC.
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS’ DEFICIENCY

						(Deficit)
						Accumulated
					Additional	During the
	Preferred Stock		Common Stock		Paid-in	Development	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Stage	Deficiency
BALANCE, JANUARY 3, 2006	-	$-	-	$-	$-	$-	$-
Issuance of common stock	-	-	1,500,000	150	24,850	-	25,000
Net (loss)	-	-	-	-	-	(38,730)	(38,730)
BALANCE, DECEMBER 31, 2006	-	-	1,500,000	150	24,850	(38,730)	(13,730)
Net (loss)	-	-	-	-	-	(41,299)	(41,299)
BALANCE, DECEMBER 31, 2007	-	-	1,500,000	150	24,850	(80,029)	(55,029)
Net (loss)	-	-	-	-	-	(41,884)	(41,884)
BALANCE, DECEMBER 31, 2008	-	-	1,500,000	150	24,850	(121,913)	(96,913)
Net (loss)	-	-	-	-	-	(42,091)	(42,091)
BALANCE, DECEMBER 31, 2009	-	-	1,500,000	150	24,850	(164,004)	(139,004)
Net (loss)	-	-	-	-	-	(23,010)	(23,010)
BALANCE, JUNE 30, 2010 (UNAUDITED)	-	$-	1,500,000	$150	$24,850	$(187,014)	$(162,014)

LYNX ACQUISITION, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months Ended June 30,		For the Cumulative Period from January 3, 2006 (Inception) to June 30,
	2010	2009	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(23,010)	$(20,753)	$(187,014)
Adjustments to reconcile net (loss) to net cash used in operating activities:
Changes in operating assets and liabilities:
Decrease (increase) in prepaid expenses	3,750	3,750	(1,250)
Increase (decrease) in accounts payable and accrued expenses	6,000	(4,240)	10,000
Increase in accrued interest payable to stockholders	5,910	4,124	24,727
Net cash used in operating activities	(7,350)	(17,119)	(153,537)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	-	-	25,000
Proceeds from stockholder loans	20,000	40,000	148,750
Net cash provided by financing activities	20,000	40,000	173,750

NET INCREASE IN CASH	12,650	22,881	20,213

Cash, beginning of period	7,563	2,107	-

CASH, END OF PERIOD	$20,213	$24,988	$20,213

LYNX ACQUISITION, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENT
June 30, 2010

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

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. The Company has had no revenue and has incurred accumulated net losses from January 3, 2006 (Inception) through June 30, 2010 of $187,014. In addition, the Company’s development activities since inception have been financially sustained through stockholder loans. The ability of the company to continue as a going concern is dependent upon its ability to find a suitable acquisition/merger candidate, raise additional capital from the sale of common stock, receive additional loans from its shareholders and, ultimately, the achievement of significant operating revenues. The accompanying financial statements do not include any adjustments that might be required should the Company be unable to recover the value of its assets or satisfy its liabilities. Management plans to issue more shares of common stock in order to raise money and to continue to borrow from the Company’s existing stockholders until a business combination is effective.

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

LYNX ACQUISITION, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENT
June 30, 2010

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

The Company recognizes the financial statement benefit of an uncertain tax position only after considering the probability that a tax authority would sustain the position in an examination. For tax positions meeting a "more-likely-than-not" threshold, the amount recognized in the financial statements is the benefit expected to be realized upon settlement with the tax authority. For tax positions not meeting the threshold, no financial statement benefit is recognized. The Company recognizes interest and penalties, if any, related to uncertain tax positions in income tax expense. As of June 30, 2010, the Company is unaware of any uncertain tax positions.

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

LYNX ACQUISITION, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENT
June 30, 2010

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

On February 22, 2007, the Company entered into loan agreements with certain of its stockholders in the aggregate amount of $35,000. These loans accrue interest at 8.25%. These loans and all accrued interest shall be repaid in full upon the completion of a merger, and if not, the loans, including all accrued interest, matured on February 22, 2009. On March 27, 2009, the Company entered into an Amended and Restated Promissory Note for each of these loan agreements extending the maturity dates to December 31, 2010.

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

NOTE 3    -         INCOME TAXES:

As of June 30, 2010, the Company has net operating loss carryforwards of approximately $187,000 to reduce future federal and state taxable income through 2028.

The Company currently has no federal or state tax examinations in progress nor has it had any federal or state examinations since its inception. All of the Company’s tax years are subject to federal and state tax examination.

The Company has approximately $55,900 and $38,900 in deferred tax assets at June 30, 2010 and 2009, respectively, resulting from net operating loss carryfowards.  At June 30, 2010 and 2009, a valuation allowance has been recorded to fully offset these deferred tax assets because the future realization of the related income tax benefit is uncertain.  The difference between the statutory tax rate of 34% and the effective tax rate of 0% is due to the surtax exemption and the valuation allowance.

LYNX ACQUISITION, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENT
June 30, 2010

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

The accompanying financial statements and the information included under the heading Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Company’s audited financial statements and related notes included in the Company’s Form 10-K as of December 31, 2009, filed in March of 2010.  Interim results are not necessarily indicative of the results for a full year.

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

Description of Business

The Company was incorporated in the State of Delaware on January 3, 2006 (Inception) and maintains its principal executive office at c/o Sands Brothers Venture Capital LLC, 601 Lexington Avenue, 51st Floor, New York, NY 10022.  Since inception, the Company has been engaged in organizational efforts and obtaining initial financing.  The Company was formed as a vehicle to pursue a business combination through the acquisition of, or merger with, an operating business.  The Company filed a Registration Statement on Form 10-SB with the U.S. Securities and Exchange Commission (the “SEC”) on June 30, 2006, and since its effectiveness, the Company has focused its efforts to identify a possible business combination.

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

We believe we will be able to meet these costs through use of funds in our treasury, through deferral of fees by certain service providers and additional amounts, as necessary, to be loaned to or invested in us by our stockholders, management or other investors. Currently, however, our ability to continue as a going concern is dependent upon our ability to generate future profitable operations and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. Our ability to continue as a going concern is also dependent on our ability to find a suitable target Company and enter into a possible reverse merger with such Company. Management’s plan includes obtaining additional funds by equity financing through a reverse merger transaction and/or related party advances, however there is no assurance of additional funding being available.

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

Since our Registration Statement on Form 10-SB went effective, our management has had contact and discussions with representatives of other entities regarding a business combination with us. Any target business that is selected may be a financially unstable company or an entity in its early stages of development or growth, including entities without established records of sales or earnings. In that event, we will be subject to numerous risks inherent in the business and operations of financially unstable and early stage or potential emerging growth companies. In addition, we may effect a business combination with an entity in an industry characterized by a high level of risk, and, although our management will endeavor to evaluate the risks inherent in a particular target business, there can be no assurance that we will properly ascertain or assess all significant risks. Our management anticipates that it will likely be able to effect only one business combination, due primarily to our limited financing and the dilution of interest for present and prospective stockholders, which is likely to occur as a result of our management’s plan to offer a controlling interest to a target business in order to achieve a tax-free reorganization. This lack of diversification should be considered a substantial risk in investing in us, because it will not permit us to offset potential losses from one venture against gains from another.

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

Liquidity and Capital Resources

As of June 30, 2010, the Company had assets equal to $21,463, comprised exclusively of cash and prepaid expenses. This compares with assets of $12,563, comprised exclusively of cash and prepaid expenses, as of December 31, 2009. The Company’s current liabilities as of June 30, 2010 totaled $162,877, comprised exclusively of accounts payable, accrued expenses, loans payable to stockholders and accrued interest payable to stockholders.  This compares to the Company’s current liabilities as of December 31, 2009 of $109,055, comprised exclusively of accounts payable, accrued expenses, loans payable to stockholders and accrued interest payable to stockholders.  The Company can provide no assurance that it can continue to satisfy its cash requirements for at least the next twelve months.

The following is a summary of the Company's cash flows provided by (used in) operating, investing, and financing activities for the six months ended June 30, 2010 and June 30, 2009 and for the cumulative period from January 3, 2006 (Inception) to June 30, 2010:

	For the Six Months Ended June 30, 2010	For the Six Months Ended June 30, 2009	For the Cumulative Period from January 3, 2006 (Inception) to June 30 , 2010
Net cash used in operating activities	$(7,350)	$(17,119)	$(153,537)
Net cash used in investing activities	$-	$-	$-
Net cash provided by financing activities	$20,000	$40,000	$173,750
Net increase in cash	$12,650	$22,881	$20,213

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

Results of Operations

The Company has not conducted any active operations since inception, except for its efforts to locate suitable acquisition candidates. No revenue has been generated by the Company from January 3, 2006 (Inception) through June 30, 2010.  It is unlikely the Company will have any revenues unless it is able to effect an acquisition or merger with an operating company, of which there can be no assurance.  It is management's assertion that these circumstances may hinder the Company's ability to continue as a going concern.  The Company’s plan of operation for the next twelve months shall be to continue its efforts to locate suitable acquisition candidates.

For the three and six months ended June 30, 2010, the Company had a net loss of $10,179 and $23,010, respectively, consisting of interest expense on stockholder loans and legal, accounting, audit and other professional service fees incurred in relation to the filing of the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, filed in March of 2010 and the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010, filed in May of 2010.  This compares with a net loss of $9,136 and 20,753, respectively for the three and six months ended June 30, 2009, consisting of interest expense on stockholder loans and legal, accounting, audit and other professional service fees incurred in relation to the filing of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, filed in March of 2009 and the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009, filed in May of  2009.

For the cumulative period from January 3, 2006 (Inception) to June 30, 2010, the Company had a net loss of $187,014, consisting of interest expense on stockholder loans and legal, accounting, audit and other professional service fees incurred in relation to the formation of the Company, the filing of the Company’s Registration Statement on Form 10-SB in June of 2006, the filing of the Company’s Quarterly Reports on Form 10-QSB and Form 10-Q and the filing of the Company’s Annual Reports on Form 10-KSB and Form 10-K.

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

As of June 30, 2010, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and our principal financial officer of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting during the quarter ended June 30, 2010 that have materially affected or are reasonably likely to materially affect our internal controls.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

On April 7, 2010, the Company issued four promissory notes, bearing twelve percent (12%) interest annually, in the principal amounts of $2,500, $5,000, $10,000, and $2,500 to Sands Brothers Venture Capital LLC, Sands Brothers Venture Capital II LLC, Sands Brothers Venture Capital III LLC and Sands Brothers Venture Capital IV LLC, respectively (the “April 2010 Notes”), for an aggregate of $20,000.  The April 2010 Notes and all accrued interest mature on the date upon which the Company completes a merger transaction or similar transaction, and if no merger or similar transaction is consummated, the notes will mature on December 31, 2012.  The description of the April 2010 Notes herein is intended to be a summary and is qualified in its entirety by the terms and conditions of the April 2010 Notes attached as Exhibit 4.1 to the Company’s Form 8-K filed on April 13, 2010 and incorporated herein by this reference.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Removed and reserved.

Item 5.  Other Information.

On May 14, 2010 and effective as of that date, the board of directors the Company elected Christopher Kelly to serve as a director of the Company. Effective immediately after the election of the new director, Scott Baily resigned from his positions of President, Secretary and director of the Company.  On May 14, 2010 and effective as of that date, the Board appointed Christopher Kelly to serve as the Company’s President and Secretary to fill the vacancy created by Mr. Baily’s resignation.

Item 6.  Exhibits.

(a)  Exhibits required by Item 601 of Regulation S-K.

Exhibit	Description

*3.1	Certificate of Incorporation, as filed with the Delaware Secretary of State on January 3, 2006.

*3.2	By-Laws.

31.1
Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010.

31.2
Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010.

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

Dated: August 11, 2010	LYNX ACQUISITION, INC.

	By:	/s/ Christopher Kelly
Christopher Kelly
President, Secretary, and Director
Principal Executive Officer
Principal Financial Officer